Form 10-Q
period 2022-03-31
M3-Brigade Acquisition III Corp.
filed 2022-05-16
CIK 1856589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40946

M3-BRIGADE ACQUISITION III CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-3185502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Broadway, 19th Floor

New York, NY 10019

(Address of principal executive offices)

(212) 202-2200

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 30,000,000 shares of Class A common stock, $0.0001 par value and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

M3-BRIGADE ACQUISITION III CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 25, 2021 (Inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period from March 25, 2021 (inception) through March 31, 2021	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 25, 2021 (Inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M3-BRIGADE ACQUISITION III CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$1,179,890	$1,485,734
Prepaid expenses and other current assets	6,283	—
Prepaid insurance	479,940	479,940
Total current assets	1,666,113	1,965,674
Prepaid insurance – long term portion	279,959	399,943
Investments and marketable securities held in trust	303,035,812	303,005,300
Total Assets	$304,981,884	$305,370,917

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$899,681	$774,431
Due to affiliate	—	192,374
Accrued income taxes	1,600	1,600
Total current liabilities	901,281	968,405
Forward purchase agreement liability	380,040	—
Deferred underwriting fees	14,280,000	14,280,000
Total liabilities	15,561,321	15,248,405
Commitments

Class A Common Stock subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 30,000,000 issued and outstanding; at $10.10 per share redemption value as of March 31, 2022 and December 31, 2021	303,035,812	303,000,000

Stockholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 500,000,000 shares authorized (excluding 30,000,000 Shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B Common Stock. $0.0001 par value, 50,000,000 shares authorized; 7,500,000 issued and outstanding as of March 31, 2022 and December 31, 2021	750	750
Additional paid in capital	—	—
Accumulated deficit	(13,615,999)	(12,878,238)
Total stockholders’ deficit	(13,615,249)	(12,877,488)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$304,981,884	$305,370,917

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from March 25, 2021 (inception) through March 31,
	2022	2021
Operating Expenses:
General and operating costs	$352,421	$—
Formation costs	—	517
Loss from operations	(352,421)	(517)

Other income (expenses):
Change in fair value of forward purchase agreement liability	(380,040)	—
Gain on marketable securities (net), dividends and interest on cash held in Trust Account	30,512	—
Total other expense, net	(349,528)	—

Net loss	$(701,949)	$(517)

Class A common stock subject to possible redemption
Weighted average number of common shares outstanding—basic and diluted	30,000,000	—
Net loss per common share—basic	$(0.02)	$—
Class B Common Stock
Weighted average number of common shares outstanding—basic and diluted	7,500,000	—
Net loss per common share—basic	$(0.02)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A				Additional		Total
	common stock subject to possible redemption		Class B common stock		Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	30,000,000	$303,000,000	7,500,000	$750	—	$(12,878,238)	$(12,877,488)
Accretion of Class A common Stock to Redemption Value	—	35,812	—	—	—	(35,812)	(35,812)
Net loss	—	—	—	—	—	(701,949)	(701,949)
Balance—March 31, 2022	30,000,000	$303,035,812	7,500,000	$750	—	$(13,615,999)	$(13,615,249)

FOR THE PERIOD FROM MARCH 25, 2021 (INCEPTION) TO MARCH 31, 2021

	Class A				Additional		Total
	common stock subject to possible redemption		Class B common stock		Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—March 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(517)	(517)
Balance—March 31, 2021 (inception)	—	$—	—	$—	$—	$(517)	$(517)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from March 25, 2021 (inception) through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(701,949)	$(517)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest on cash held in Trust Account	(30,512)	—
Change in fair value of derivative liabilities-Forward Purchase Agreement	380,040	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,283)	—
Prepaid insurance – long term	119,984	—
Accrued expenses	125,250	517
Net cash used in operating activities	(113,470)	—

Cash Flows from Financing Activities:
Repayment of advances from related party	(192,374)	—
Net cash used in financing activities	(192,374)	—

Net Change in Cash	(305,844)	—
Cash – Beginning of period	1,485,734	—
Cash – End of period	$1,179,890	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

M3-Brigade Acquisition III Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on March 25, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company has selected December 31 as its fiscal year end.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 25, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants.

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

Transaction costs of the IPO amounted to approximately $20,634,000 consisting of $5,220,000 of underwriting discount, $14,280,000 of deferred underwriting fees and approximately $1,134,000 of other offering costs. Net proceeds received from the IPO were approximately $294,157,000 after payment of the underwriting discount of $5,220,000 and approximately $623,000 of other costs.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Liquidity and Going Concern

At March 31, 2022, the Company had $1,179,890 of cash outside of the Trust and working capital of $1,119,644.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 to cover certain offering costs in consideration for the Founder Shares and certain advances from related parties (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial business combination or liquidate, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Additionally, related parties have paid certain offering and operating costs as needed. As of March 31, 2022 and December 31, 2021, the Company owed $0 and $192,374 respectively, to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination and the transactions contemplated by the Merger Agreement.

The Company’s assessment of going concern considerations was made in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at March 31, 2022 and December 31, 2021.

Investments and Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities, and reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of. U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest on cash held in Trust Account in the accompanying Statements of Operations. The estimated fair values of the assets held in the Trust Account are determined using available market information.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity outside of the stockholders’ equity (deficit) section of the balance sheet.

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. At March 31, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $303,000,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. As of March 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per common share presented in the Statements of Operations is based upon the following:

Three Months Ended March 31, 2022
Net loss	$(701,949)
Accretion of temporary equity to redemption value	(35,812)
Net loss including accretion of temporary equity to redemption value	$(737,761)

	Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss including accretion of temporary equity	$(590,209)	$(147,552)
Allocation of accretion of temporary equity to redemption value	—	—
Allocation of loss	$(590,209)	$(147,552)
Denominator:
Weighted average shares outstanding	30,000,000	7,500,000
Basic and diluted net loss per common share	$(0.02)	$(0.02)

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re- valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The fair value of the forward purchase agreement liability and investments and marketable securities held in trust is discussed below.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re- valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The fair value of the forward purchase agreement liability and investments and marketable securities held in trust is discussed below.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

ASC 740 also requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets of $111,605 and approximately $195,000, which had a full valuation allowance recorded against it.

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 differs from the statutory rate of 21% mainly due to permanent differences resulting from changes in the unrealized gain on the fair value of forward purchase units of 18.77% and 0%, respectively, along with recording of the full valuation allowance against the deferred tax assets. The provision for income taxes was deemed immaterial for the period from March 25, 2021  (inception) through March 31, 2021.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 12, 2021, the Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. On September 7, 2021, the Company effected a reverse stock split of 0.625 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the Sponsor holding 7,187,500 founder shares. On October 21, 2021, the Company effected a stock dividend of .044 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the Sponsor holding 7,503,750 founder shares. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Initial Public Offering, except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. Each Founder Share is automatically convertible to a share of Class A common stock on a one-for-one basis at the time of the Company’s initial business combination. The Founder Shares included an aggregate of up to 978,750 Founder Shares subject to forfeiture to the extent that the Underwriter’s over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On October 25, 2021, the Sponsor forfeited 3,750 Founder Shares in connection with the Underwriter not fully exercising their option to purchase additional units, resulting in the Sponsor holding 7,500,000 Founder Shares. All share amounts and related information have been retroactively restated to reflect the reverse stock split, stock dividend and share forfeiture.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Due to Affiliates

On April 12, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company was able to borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. No borrowings were made under the Promissory Note and, as of March 31, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note.

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

The Company accounts for the Forward Purchase Agreement in accordance with the guidance in ASC 815-40 and accounts for such agreements as derivative liability. The liability is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. As of March 31, 2022 and December 31, 2021, the liability on account of the Forward Purchase Agreement was $380,040 and $0, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account and interest accrued on funds in the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account and any interest accrued on funds in the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account, other than such interest earnings, would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 6. ACCRUED EXPENSES

The Company’s accrued expenses as of March 31, 2022 were comprised as follows:

Professional fees and expenses	$445,809
NYSE listing and filing fees	167,745
Printing and engraving	52,500
Other expenses	233,627
Total	$899,681

The Company’s accrued expenses as of December 31, 2021 were comprised as follows:

Professional fees and expenses	$397,000
NYSE listing and filing fees	172,000
Printing and engraving	40,000
Other expenses	165,431
Total	$774,431

Of such accrued expenses at March 31, 2022 and December 31, 2021, $319,235 are unpaid offering costs related to the Company’s IPO.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. A summary of the activity in the account is summarized as follows:

Proceeds at issuance date (March 8, 2021)	$300,000,000
Less: proceeds allocated to public warrants	(8,176,627)
Less: Class A common stock issuance cost	(20,091,938)
Plus: Accretion of carrying value to redemption value	31,268,565
Balance at December 31, 2021	$303,000,000
Plus: Accretion of carrying value to redemption value	35,812
Balance at March 31, 2022	$303,035,812

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock issued and outstanding. All such shares are presented outside of permanent equity since the shares are subject to possible redemption by the holders of Class A common stock.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial business combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Company’s initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 10. RECURRING FAIR VALUE MEASUREMENTS

Investment Held in Trust Account

As of March 31, 2022 and December 31, 2021, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities in the amount of $303,035,812 and $303,005,300, respectively. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

The Company accounts for the Forward Purchase Agreement (“FPA Agreement”) in accordance with the guidance in ASC 815-40 and accounts for such FPA Agreement as a derivative instrument. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the FPA Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. Accordingly, a $380,040 and $0 value has been ascribed to such liability at March 31, 2022 and December 31, 2021, respectively.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Recurring Fair Value Measurements

The Company’s investments consist of mutual funds that invest primarily in U.S. government securities. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the forward purchase agreement liability is classified within Level 3 of the fair value hierarchy and was $380,040 and $0 at March 31, 2022 and December 31, 2021.

The following table presents fair value information as of March 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments and marketable securities held in trust	1	$303,035,812	$303,005,300
Liabilities:
Forward purchase agreement	3	$380,040	$-

In order to calculate the fair value of the Forward Purchase Agreement, the Company utilized the following inputs as at initial measurement:

	December 31, 2021	March 31, 2022
Probability of business combination	100%	75%
Underlying common stock price	$9.87	$9.96
Cash flow discount rate	0.08%	2.42%
Unit purchase price	$10.00	10.00
Estimated maturity date	6/14/2022	7/10/23
Probability of forward purchase agreement being utilized	0%	0%

The change in the fair value of the forward purchase agreement liability for the three months ended March 31, 2022 and the period ended December 31, 2021 is $380,400 and $0, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to M3-Brigade Acquisition III Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 25, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $701,949, which consists of formation and operating costs of $352,421 and the change in fair value of derivative liabilities – Forward Purchase Agreement of $380,040, offset by the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $30,512.

For the period from March 25, 2021 (inception) through March 31, 2021, we had a net loss of $517, which consists of formation and operating costs.

Liquidity and Capital Resources

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

Following the Initial Public Offering, the partial exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $303,000,000 (including $3,000,000 from the proceeds of the Private Placement Warrants) was placed in the Trust Account and we had an initial amount of $1,524,547 of cash held outside of the Trust Account, after payment of costs (other than $14,280,000 of deferred underwriting fees) related to the Initial Public Offering, and available for working capital purposes. We incurred approximately $20,634,000 in transaction costs, including $5,220,000 of underwriting fees, $14,280,000 of deferred underwriting fees and approximately $1,134,000 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $113,470. Net loss for the three months ended March 31, 2022 was $701,949 and was affected by change in fair value of derivative liabilities - Forward Purchase Agreement of $380,040 and changes in operating assets and liabilities, which provided $238,951 of cash from operating activities and offset by dividends and interest on cash held in Trust Account of $30,512.

For the period from March 25, 2021 (inception) through March 31, 2021, cash used in operating activities was $0. Net loss for the period from March 25, 2021 (inception) through March 31, 2021 was $517 and was offset by the changes in operating assets and liabilities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $303,035,812. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,179,890 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

An affiliate of the Sponsor advanced $192,374 to the Company prior to the Initial Public Offering to pay certain of the costs incurred by the Company in connection with the Initial Public Offering. Such advances have been repaid by the Company out of funds held outside the Trust Account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity outside of the stockholders’ equity (deficit) section of the balance sheet.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The company has two classes of ordinary stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Forward Purchase Agreements

The fair value of the forward purchase agreement is also a critical estimate. The fair value of the forward purchase agreement is driven primarily by the uncertainty of consummating a business combination with the applicable metrics required to force the purchase of such shares by the sponsor. If the Company signs a letter of intent to consummate a business combination, the Company will be able to determine whether it is likely that the sponsor will have to purchase such shares, and therefore determine the fair value of the forward purchase agreement at such time.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. They concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of material weaknesses in our (a) control environment which resulted in inadequate oversight over the performance of controls and our control activities and (b) control activities which resulted in the failure to design and implement controls which provided a sufficient level of precision around the accounting of offering costs and the failure to properly design and implement controls over the presentation of earnings per share. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In April 2021, the Sponsor purchased an aggregate 11,500,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 7, 2021, the Company effected a reverse stock split of 0.625 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the Sponsor holding 7,187,500 founder shares. On October 21, 2021, the Company effected a stock dividend of .044 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the Sponsor holding 7,503,750 founder shares. As the underwriter’s over-allotment was exercised in part as part of the Initial Public Offering, the Sponsor forfeited 3,750 Founder Shares. The shares of the Class B common stock were issued in connection with the Company’ s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $303,000,000 was placed in the Trust Account, comprised of $300,000,000 of the proceeds from the Initial Public Offering (which amount includes $14,280,000 of the underwriting deferred discounts and commissions) and $3,000,000 of the proceeds from the sale of the Private Placement Warrants. The Company paid a total of $5,220,000 in underwriting discounts and commissions and $882,635 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M3-BRIGADE ACQUISITION III CORP.

Date: May 16, 2022	By:	/s/ Mohsin Y. Meghji
	Name:	Mohsin Y. Meghji
	Title:	Executive Chairman

Date: May 16, 2022	By:	/s/ Christopher Good
	Name:	Christopher Good
	Title:	Chief Financial Officer