Form 10-Q
period 2022-06-30
M3-Brigade Acquisition III Corp.
filed 2022-08-12
CIK 1856589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 30,000,000 shares of Class A common stock, $0.0001 par value and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

M3-BRIGADE ACQUISITION III CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	1
Condensed Statements of Operations for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2022 and for the Period from March 25, 2021 (Inception) Through June 30, 2021	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2022 and for the Period from March 25, 2021 (Inception) Through June 30, 2021	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from March 25, 2021 (Inception) Through June 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M3-BRIGADE ACQUISITION III CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$1,153,101	$1,485,734
Prepaid expenses and other current assets	9,918	—
Prepaid insurance	479,940	479,940
Total current assets	1,642,959	1,965,674
Prepaid insurance – long term portion	159,975	399,943
Investments and marketable securities held in trust	303,097,650	303,005,300
Total Assets	$304,900,584	$305,370,917

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,019,923	$774,431
Due to affiliate	—	192,374
Accrued income taxes	1,600	1,600
Total current liabilities	1,021,523	968,405
Forward purchase agreement liability	38,381	—
Deferred underwriting fees	14,280,000	14,280,000
Total liabilities	15,339,904	15,248,405
Commitments

Class A Common Stock subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 30,000,000 issued and outstanding; at $10.10 per share redemption value as of June 30, 2022 and December 31, 2021	303,097,650	303,000,000

Stockholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 500,000,000 shares authorized (excluding 30,000,000 Shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B Common Stock. $0.0001 par value, 50,000,000 shares authorized; 7,500,000 issued and outstanding as of June 30, 2022 and December 31, 2021	750	750
Additional paid in capital	—	—
Accumulated deficit	(13,537,720)	(12,878,238)
Total Stockholders’ Deficit	(13,536,970)	(12,877,488)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$304,900,584	$305,370,917

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from March 25, 2021 (Inception) Through June 30, 021
Operating and formation costs	$263,380	$2,633	$615,801	$3,150
Loss from operations	(263,380)	(2,633)	(615,801)	(3,150)

Other income:
Change in fair value of forward purchase agreement liability	341,659	—	(38,381)	—
Gain on marketable securities (net), dividends and interest on cash held in Trust Account	61,838	—	92,350	—
Total other income, net	403,497	—	53,969	—

Net income (loss)	$140,117	$(2,633)	$(561,832)	$(3,150)

Weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.00	$—	$(0.02)	$—

Weighted average shares outstanding, Class B common stock	7,500,000	6,250,000	7,500,000	6,250,000

Basic and diluted net income (loss) per share, Class B common stock	$0.00	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A
	common stock subject to possible redemption		Class B common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	30,000,000	$303,000,000	7,500,000	$750	—	$(12,878,238)	$(12,877,488)
Accretion of Class A common Stock to Redemption Value	—	35,812	—	—	—	(35,812)	(35,812)
Net loss	—	—	—	—	—	(701,949)	(701,949)
Balance — March 31, 2022	30,000,000	$303,035,812	7,500,000	$750	—	$(13,615,999)	$(13,615,249)
Accretion of Class A common Stock to Redemption Value	—	61,838	—	—	—	(61,838)	(61,838)
Net income	—	—	—	—	—	140,117	140,117
Balance — June 30, 2022	30,000,000	$303,097,650	7,500,000	$750	—	$(13,537,720)	$(13,536,970)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM MARCH 25, 2021
(INCEPTION) TO JUNE 30, 2021

	Class A
	common stock subject to possible redemption		Class B common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(517)	(517)
Balance — March 31, 2021	—	—	—	—	—	(517)	(517)
Sale of Class B shares to founders	—	—	7,503,750	750	24,250	—	25,000
Net loss	—	—	—	—	—	(2,633)	(2,633)
Balance — June 30, 2021	—	$—	7,503,750	$750	$24,250	$(3,150)	$21,850

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from March 25, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(561,832)	$(3,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest on cash held in Trust Account	(92,350)	—
Change in fair value of derivative liabilities-Forward Purchase Agreement	38,381	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,918)	—
Prepaid insurance	239,968	—
Accrued expenses	245,492	3,150
Net cash used in operating activities	(140,259)	—

Cash Flows from Investing Activities:
Investments of cash into Trust Account	(16,603)	—
Proceeds from redemption of U.S. government securities held in Trust Account	303,035,557	—
Purchase of U.S. government securities	(303,018,954)	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Repayment of due to affiliate	(192,374)	—
Net cash used in financing activities	(192,374)	—

Net Change in Cash	(332,633)	—
Cash – Beginning of period	1,485,734	—
Cash – End of period	$1,153,101	$—

Non-Cash investing and financing Activities:
Offering costs paid by Related Party	$—	$165,314
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common shares	$—	$25,000
Accretion of Class A common Stock to Redemption Value	$97,650	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

M3-Brigade Acquisition III Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on March 25, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 25, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its forward purchase agreement.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants. The Public Shares subject to redemption are recorded as temporary equity upon the completion of the Initial Public Offering and subsequently accreted to redemption value in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99 “Redeemable Non-controlling Interest, Equity”, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the shares of Class A common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20, “Debt— Debt with Conversion and other Options”. Because of the redemption feature noted above, the shares of Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

At June 30, 2022, the Company had $1,153,101 of cash outside of the Trust and working capital of $612,436. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Additionally, related parties have paid certain offering and operating costs as needed. As of June 30, 2022 and December 31, 2021, the Company owed $0 and $192,374 respectively, to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2022 and December 31, 2021.

Investments and Marketable Securities Held in Trust Account

At June 30, 2022, the assets held in the Trust Account were substantially held in U.S. government securities and, at December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities, and (in either such case) reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of. U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest on cash held in Trust Account in the accompanying Statements of Operations. The estimated fair values of the assets held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity outside of the stockholders’ equity (deficit) section of the balance sheet.

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. At June 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $303,097,650 and $303,000,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

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

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. As of June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per common share presented in the Statements of Operations is based upon the following:

	For the Six Months Ended June 30, 2022	For the Three Months Ended June 30, 2022
Net (loss) income	$(561,832)	$140,117
Accretion of temporary equity to redemption value	(97,650)	(61,838)
Net loss including accretion of temporary equity to redemption value	$(659,482)	$78,279

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021	Six Months Ended June 30, 2022		For the Period from March 25, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class B	Class A	Class B	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$124,461	$15,656	$(2,633)	$(429,936)	$(131,896)	$(3,150)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	6,250,000	30,000,000	7,500,000	6,250,000
Basic and diluted net income (loss) per common stock	$0.00	$0.00	$(0.00)	$(0.02)	$(0.02)	$(0.00)

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs” and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of approximately $1,134,000 consist principally of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriter discounts of $19,500,000 in the aggregate, totaled approximately $20,634,000. Of such offering costs, approximately $20,092,000 were initially charged to Class A common stock subject to possible redemption upon completion of the Initial Public Offering and approximately $542,000, which were allocated to the Public Warrants and the Private Placement Warrants, and initially in Additional Paid-In Capital.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re- valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are recorded at fair value on the grant date and re- valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 0% for the three months ended June 30, 2022 and 2021, respectively, and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in forward purchase agreement and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

Due to Affiliate

On April 12, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company was able to borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. No borrowings were made under the Promissory Note. Borrowing under this Promissory Note is no longer available.

An affiliate of the Sponsor paid $192,374 of expenses on behalf of the Company prior to the Initial Public Offering. Such advances were to be repaid by the Company out of funds held outside the Trust Account and were repaid on March 30, 2022.

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

The Company accounts for the Forward Purchase Agreement in accordance with the guidance in ASC 815-40 and accounts for such agreements as derivative liability. The liability is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. As of June 30, 2022 and December 31, 2021, the liability on account of the Forward Purchase Agreement was $38,381 and $0, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account and interest accrued on funds in the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account and any interest accrued on funds in the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account, other than such interest earnings, would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 6. ACCRUED EXPENSES

The Company’s accrued expenses as of June 30, 2022 were comprised as follows:

Professional fees and expenses	$505,062
NYSE listing and filing fees	188,995
Printing and engraving	50,000
Other expenses	275,866
Total	$1,019,923

The Company’s accrued expenses as of December 31, 2021 were comprised as follows:

Professional fees and expenses	$397,000
NYSE listing and filing fees	172,000
Printing and engraving	40,000
Other expenses	165,431
Total	$774,431

Of such accrued expenses at June 30, 2022 and December 31, 2021, $319,235 are unpaid offering costs related to the Company’s IPO.

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

Contingent Fee Arrangement

The Company entered into an agreement with a legal vendor to provide services in the event of a potential business combination.  The agreement calls for the Company to pay a fee of $150,000 for due diligence, $250,000 - $300,000 for negotiating and drafting a definitive merger agreement and $1,500,000 upon the consummation of a successful business combination.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. A summary of the activity in the account is summarized as follows:

Proceeds at issuance date (March 8, 2021)	$300,000,000
Less: proceeds allocated to public warrants	(8,176,627)
Less: Class A common stock issuance cost	(20,091,938)
Plus: Accretion of carrying value to redemption value	31,268,565
Balance at December 31, 2021	$303,000,000
Plus: Accretion of carrying value to redemption value	35,812
Balance at March 31, 2022	$303,035,812
Plus: Accretion of carrying value to redemption value	61,838
Balance at June 30, 2022	$303,097,650

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock issued and outstanding. All such shares are presented outside of permanent equity since the shares are subject to possible redemption by the holders of Class A common stock.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

JUNE 30, 2022

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

JUNE 30, 2022

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

NOTE 10. RECURRING FAIR VALUE MEASUREMENTS

Investment Held in Trust Account

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of U.S. government securities and, at December 31, 2021, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities in the amount of $303,097,650 and $303,005,300, respectively. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

The Company accounts for the Forward Purchase Agreement (“FPA Agreement”) in accordance with the guidance in ASC 815-40 and accounts for such FPA Agreement as a derivative instrument. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the FPA Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. Accordingly, a $38,381 and $0 value has been ascribed to such liability at June 30, 2022 and December 31, 2021, respectively.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Recurring Fair Value Measurements

The Company’s investments consist of mutual funds that invest primarily in U.S. government securities. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the forward purchase agreement liability is classified within Level 3 of the fair value hierarchy and was $38,381 and $0 at June 30, 2022 and December 31, 2021, respectively.

The following table presents fair value information as of June 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments and marketable securities held in trust	1	$303,097,650	$303,005,300
Liabilities:
Forward purchase agreement	3	$38,381	$—

In order to calculate the fair value of the Forward Purchase Agreement, the Company utilized the following inputs as at initial measurement:

	June 30, 2022	December 31, 2021
Probability of business combination	50%	100%
Underlying common stock price	$9.97	$9.87
Cash flow discount rate	3.01%	0.08%
Unit purchase price	$10.00	10.00
Estimated maturity date	10/07/2023	6/14/2022
Probability of forward purchase agreement being utilized	0%	0%

The change in the fair value of the forward purchase agreement liability for the six months ended June 30, 2022 and the period ended December 31, 2021 is $38,381 and $0, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 25, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $140,117, which consists of the change in fair value of derivative liabilities – Forward Purchase Agreement of $341,659 and the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $61,838, offset by operating and formation costs of $263,380.

For the six months ended June 30, 2022, we had a net loss of $561,832, which consists of operating and formation costs of $615,801 and the change in fair value of derivative liabilities – Forward Purchase Agreement of $38,381, offset by the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $92,350.

For the three months ended June 30, 2021, we had a net loss of $2,633, which consists of operating and formation costs.

For the period from March 25, 2021 (inception) through June 30, 2021, we had a net loss of $3,150, which consists of operating and formation costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $140,259. Net loss for the six months ended June 30, 2022 was $561,832 and was affected by dividends and interest on cash held in Trust Account of $92,350, offset by change in fair value of derivative liabilities - Forward Purchase Agreement of $38,381 and changes in operating assets and liabilities, which provided $475,542 of cash from operating activities.

For the period from March 25, 2021 (inception) through June 30, 2021, cash used in operating activities was $0. Net loss for the period from March 25, 2021 (inception) through June 30, 2022 was $3,150 and was offset by the changes in operating assets and liabilities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $303,097,650. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $1,153,101 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the Forward Purchase Agreement. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Recent Accounting Standards

See Note 2 to the financial statements required by Item 1 of this Quarterly Report on Form 10-Q.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. They concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of material weaknesses in our (a) control environment which resulted in inadequate oversight over the performance of controls and our control activities and (b) control activities which resulted in the failure to design and implement controls which provided a sufficient level of precision around the accounting of offering costs and the failure to properly design and implement controls over the presentation of earnings per share. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $303,000,000 was placed in the Trust Account, which comprised of $300,000,000 of the proceeds from the Initial Public Offering (which amount includes $14,280,000 of the underwriting deferred discounts and commissions) and $3,000,000 of the proceeds from the sale of the Private Placement Warrants. The Company paid a total of $5,220,000 in underwriting discounts and commissions and $882,635 for other costs and expenses related to the Initial Public Offering.

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

M3-BRIGADE ACQUISITION III CORP.

Date: August 12, 2022	By:	/s/ Mohsin Y. Meghji
	Name:	Mohsin Y. Meghji
	Title:	Executive Chairman

Date: August 12, 2022	By:	/s/ Christopher Good
	Name:	Christopher Good
	Title:	Chief Financial Officer