Form 10-Q
period 2022-09-30
M3-Brigade Acquisition III Corp.
filed 2022-11-14
CIK 1856589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 30,000,000 shares of Class A common stock, $0.0001 par value and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

M3-BRIGADE ACQUISITION III CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Balance Sheets as of September 30, 2022, and December 31, 2021	1
Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from March 25, 2021 (Inception) Through September 30, 2021	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from March 25, 2021 (Inception) Through September 30, 2021	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from March 25, 2021 (Inception) Through September 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M3-BRIGADE ACQUISITION III CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$940,585	$1,485,734
Prepaid expenses and other current assets	27,103	—
Prepaid insurance	479,940	479,940
Total current assets	1,447,628	1,965,674
Prepaid insurance – long term portion	39,991	399,943
Investments and marketable securities held in trust	304,471,491	303,005,300
Total Assets	$305,959,110	$305,370,917

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accrued expenses	$850,378	$774,431
Due to affiliate	—	192,374
Accrued income taxes	473,984	1,600
Total current liabilities	1,324,362	968,405
Forward purchase agreement liability	1,363,584	—
Deferred underwriting fees	14,280,000	14,280,000
Total liabilities	16,967,946	15,248,405

Commitments and Contingencies (Note 7)

Class A common stock subject to possible redemption
Class A common stock subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 30,000,000 issued and outstanding; at $10.12 and $10.10 per share redemption value as of September 30, 2022 and December 31, 2021	303,674,170	303,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common Stock, $0.0001 par value; 500,000,000 shares authorized (excluding 30,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B common stock. $0.0001 par value, 50,000,000 shares authorized; 7,500,000 issued and outstanding as of September 30, 2022 and December 31, 2021	750	750
Additional paid in capital	—	—
Accumulated deficit	(14,683,756)	(12,878,238)
Total Stockholders’ Deficit	(14,683,006)	(12,877,488)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$305,959,110	$305,370,917

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from March 25, 2021 (Inception) Through September 30, 2021
Operating and formation costs	$214,770	$—	$830,571	$3,150
Loss from operations	(214,770)	—	(830,571)	(3,150)

Other income (expense):
Change in fair value of forward purchase agreement liability	(1,325,203)	—	(1,363,584)	—
Gain on marketable securities (net), dividends and interest on cash and marketable securities held in Trust Account	1,442,841	—	1,535,191	—
Total other income, net	117,638	—	171,607	—

Loss before provision for income taxes	(97,132)	—	(658,964)	(3,150)
Provision for income taxes	(472,384)	—	(472,384)	—
Net loss	$(569,516)	$—	$(1,131,348)	$(3,150)

Weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000	—

Basic and diluted net loss per share, Class A common stock	$(0.01)	$—	$(0.03)	$—

Weighted average shares outstanding, Class B common stock	7,500,000	6,250,000	7,500,000	6,250,000

Basic and diluted net loss per share, Class B common stock	$(0.03)	$—	$(0.05)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A
	common stock subject to possible redemption		Class B common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	30,000,000	$303,000,000	7,500,000	$750	—	$(12,878,238)	$(12,877,488)
Accretion of Class A common stock to redemption value	—	35,812	—	—	—	(35,812)	(35,812)
Net loss	—	—	—	—	—	(701,949)	(701,949)
Balance — March 31, 2022	30,000,000	303,035,812	7,500,000	750	—	(13,615,999)	(13,615,249)
Accretion of Class A common stock to redemption value	—	61,838	—	—	—	(61,838)	(61,838)
Net income	—	—	—	—	—	140,117	140,117
Balance — June 30, 2022	30,000,000	303,097,650	7,500,000	750	—	(13,537,720)	(13,536,970)
Accretion of Class A common stock to redemption value	—	576,520	—	—	—	(576,520)	(576,520)
Net loss	—	—	—	—	—	(569,516)	(569,516)
Balance — September 30, 2022	30,000,000	$303,674,170	7,500,000	$750	—	$(14,683,756)	$(14,683,006)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM MARCH 25, 2021
(INCEPTION) TO SEPTEMBER 30, 2021

	Class A
	common stock subject to possible redemption		Class B common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — March 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(517)	(517)
Balance — March 31, 2021	—	—	—	—	—	(517)	(517)
Sale of Class B shares to founders	—	—	7,503,750	750	24,250	—	25,000
Net loss	—	—	—	—	—	(2,633)	(2,633)
Balance — June 30, 2021	—	—	7,503,750	750	24,250	(3,150)	21,850
Net loss	—	—	—	—	—	—	—
Balance — September 30, 2021	—	$—	7,503,750	$750	$24,250	$(3,150)	$21,850

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from March 25, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,131,348)	$(3,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest on cash and marketable securities held in Trust Account	(1,535,191)	—
Change in fair value of forward purchase agreement liability	1,363,584	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(27,103)	—
Prepaid insurance	359,952	—
Accrued expenses	75,947	3,150
Income taxes payable	472,384	—
Net cash used in operating activities	(421,775)	—

Cash Flows from Investing Activities:
Investment in mutual funds held in Trust Account	(69,334)	—
Proceeds from sale of mutual funds invested in money market funds held in Trust Account	303,088,288	—
Purchase of U.S. government treasury securities held in Trust Account	(303,018,954)	—
Proceeds from Trust Account for working capital or tax payment purposes	69,000	—
Net cash provided by investing activities	69,000	—

Cash Flows from Financing Activities:
Repayment of due to affiliate	(192,374)	—
Cash advance from affiliate	—	27,000
Net cash (used in) provided by financing activities	(192,374)	27,000

Net Change in Cash	(545,149)	27,000
Cash – Beginning of period	1,485,734	—
Cash – End of period	$940,585	$27,000

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs paid through due to affiliate	$—	$192,374
Deferred offering costs paid by Sponsor in exchange for issuance of shares of Class B common stock	$—	$25,000
Accretion of Class A common stock to redemption value	$674,170	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 25, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of forward purchase agreement liability.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants. The Public Shares subject to redemption are recorded as temporary equity upon the completion of the Initial Public Offering and subsequently accreted to redemption value in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, “Redeemable Non-controlling Interest, Equity”, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the shares of Class A common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20, “Debt— Debt with Conversion and other Options”. Because of the redemption feature noted above, the shares of Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The Company will have until October 26, 2022, 12 months from the closing of the Initial Public Offering (assuming the Sponsor does not exercise its option to extend the period of time that the Company has to complete an initial business combination by up to 3 months, up to four times, or such other time period in which the Company must consummate an initial business combination pursuant to an amendment to the Company’s amended and restated certificate of incorporation) to complete a Business Combination (the “Combination Period”). On October 12, 2022, the Company’s board of directors, at the request of the Sponsor, approved an extension of the period of time the Company has to consummate its initial business combination until January 26, 2023. On October 27, 2022, in connection with such extension, the Sponsor or its affiliates or designees deposited an additional $1,696,500 into the Company’s Trust Account, in part from the Company’s working capital, for the benefit of the Company’s public stockholders (Note 11). The Company’s stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Certificate of Incorporation, in order to extend the period of time to consummate a Business Combination in such a manner, the Sponsor, upon no less than five days’ advance notice prior to the applicable deadline, must deposit an additional $1,696,500 into the Trust Account (which may be in part from the Company’s working capital) on or prior to the date of the applicable deadline, for each 3-month extension. The Sponsor is not obligated to extend the time for the Company to complete a Business Combination. In the event that the Company receives notice from the Sponsor five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds have been timely deposited. Our sponsor has the option to accelerate its extension request, subject to the deposit of the relevant amount of additional funds into the trust account, at any time prior to the consummation of the Business Combination with the same effect of extending the time the Company will have to consummate a Business Combination by 3,6, 9 or 12 months, as applicable.

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

On October 12, 2022, the Company’s board of directors, at the request of the Sponsor, approved an extension of the period of time the Company has to consummate its initial business combination until January 26, 2023. On October 27, 2022, in connection with such extension, the Sponsor or its affiliates or designees deposited an additional $1,696,500 into the Company’s Trust Account, in part from the Company’s working capital, for the benefit of the Company’s public stockholders.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will continue to retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

At September 30, 2022, the Company had $940,585 of cash outside of the Trust and working capital of $123,266. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Additionally, related parties have paid certain offering and operating costs on behalf of the Company as needed. As of September 30, 2022 and December 31, 2021, the Company owed $0 and $192,374 respectively, to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at September 30, 2022 and December 31, 2021.

Investments and Marketable Securities Held in Trust Account

At September 30, 2022, the assets held in the Trust Account were substantially held in U.S. government securities and, at December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities, and (in either such case) reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of. U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest on cash held in Trust Account in the accompanying statements of operations. The estimated fair values of the assets held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity outside of the stockholders’ deficit section of the balance sheets.

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. At September 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $303,674,170 and $303,000,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three and nine months ended September 30, 2022, the Company recorded $576,520 and $674,170, respectively, in accretion related to earnings accrued on cash and marketable securities held in the Trust Account. Accretion attributable to the holders of the Class A common stock subject to possible redemption is reduced by $69,000 withdrawn by the Company to pay for the working capital expenses and taxes, $472,384 and $1,600 provision for 2022 and 2021 income taxes, respectively, and $150,000 and $173,337 provision for 2022 and 2021 franchise taxes, respectively.

Net Loss Per Common Stock

Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for each of the periods, excluding common shares forfeited. The Company has not considered the effect of the 10,000,000 and 7,526,667 shares of Class A common stock issuable upon exercise of the public and private warrants, respectively, in the calculation of diluted loss per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. As of September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per common share presented in the statements of operations is based upon the following:

	For the Nine Months Ended September 30, 2022	For the Three Months Ended September 30, 2022
Net loss	$(1,131,348)	$(569,516)
Accretion of temporary equity to redemption value	(674,170)	(576,520)
Net loss including accretion of temporary equity to redemption value	$(1,805,518)	$(1,146,036)

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022		For the Period from March 25, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class B	Class A	Class B	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss including accretion of temporary equity	$(916,829)	$(229,207)	$—	$(1,444,414)	$(361,104)	$(3,150)
Allocation of accretion of temporary equity to redemption value	576,520	—	—	$674,170	—	—
Allocation of net loss, as adjusted	$(340,309)	$(229,207)	$—	$(770,244)	$(361,104)	$(3,150)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	6,250,000	30,000,000	7,500,000	6,250,000
Basic and diluted net loss per common stock	$(0.01)	$(0.03)	$—	$(0.03)	$(0.05)	$(0.00)

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding.

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

September 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year-to-date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 486.63% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 71.69% and 0% for the nine months ended September 30, 2022 and for the period from March 25, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and for the three months ended and for the period from March 25, 2021 (inception) through September 30, 2021, due to changes in fair value in forward purchase agreement and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt —Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Private Placement Warrants

The Sponsor and Cantor Fitzgerald & Co. (“Cantor”) have purchased from the Company an aggregate of 7,526,667 private placement warrants at a price of $1.50 per warrant (for a gross purchase price of $11,290,000), in a private placement that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement Warrants”). Our sponsor purchased 5,786,667 Private Placement Warrants and Cantor purchased the remaining 1,740,000 Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. No fractional shares will be issued upon exercise of the warrants. A portion of the purchase price the Private Placement Warrants was added to the proceeds from the Proposed Offering, such that a total of $303,000,000 was deposited in the Trust Account. The Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and the Private Placement Warrants are non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units sold in the Initial Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the Units in the Initial Public Offering and have no net cash settlement provisions. The Company has classified the warrants within a component of stockholder’s deficit. Under the terms of the warrant agreement governing the Private Placement Warrants, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination.

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

An affiliate of the Sponsor paid $192,374 of expenses on behalf of the Company prior to the Initial Public Offering. Such advances were to be repaid by the Company out of funds held outside the Trust Account and were repaid on March 30, 2022. As of September 30, 2022 and December 31, 2021, there were $0 and $192,374 outstanding balance under due to affiliate, respectively.

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

The Company accounts for the Forward Purchase Agreement in accordance with the guidance in ASC 815-40 and accounts for such agreements as derivative liability. The liability is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. As of September 30, 2022 and December 31, 2021, the liability on account of the Forward Purchase Agreement was $1,363,584 and $0, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account and interest accrued on funds in the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account and any interest accrued on funds in the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account, other than such interest earnings, would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 6. ACCRUED EXPENSES

The Company’s accrued expenses as of September 30, 2022 were comprised as follows:

Professional fees and expenses	$481,681
Printing and engraving	42,354
Other expenses	326,342
Total	$850,378

The Company’s accrued expenses as of December 31, 2021 were comprised as follows:

Professional fees and expenses	$397,000
NYSE listing and filing fees	172,000
Printing and engraving	40,000
Other expenses	165,431
Total	$774,431

Of such accrued expenses at September 30, 2022 and December 31, 2021, $150,517 and $319,235 are unpaid offering costs related to the Company’s IPO, respectively

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the Underwriter a 45-day option from the date of Initial Public Offering to purchase up to 3,915,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. As of October 26, 2021, the underwriters had partially exercised their over-allotment option, resulting in the purchase of an additional 3,900,000 Units.

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

Contingent Fee Arrangement

The Company entered into an agreement with a legal vendor to provide services in the event of a potential business combination.  This agreement provides for payments of completion of due diligence, drafting of a definitive merger agreement, and consummation of a business combination, resulting in total payments of up to approximately $2,000,000.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Proceeds at issuance date (March 8, 2021)	$300,000,000
Less:
Proceeds allocated to public warrants	(8,176,627)
Class A common stock issuance cost	(20,091,938)
Plus:
Accretion of carrying value to redemption value	31,268,565
Balance at December 31, 2021	303,000,000
Plus:
Accretion of carrying value to redemption value	674,170
Balance at September 30, 2022	$303,674,170

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock issued and outstanding. All such shares are presented outside of permanent equity since the shares are subject to possible redemption by the holders of Class A common stock.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

NOTE 10. RECURRING FAIR VALUE MEASUREMENTS

Investments and Marketable Securities Held in Trust Account

As of September 30, 2022, investment securities in the Company’s Trust Account consisted of U.S. government securities and, at December 31, 2021, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities in the amount of $304,471,491, net of $69,000 withdrawal of interest earned to be used for working capital or for payment of taxes on September 19, 2022, and $303,005,300, respectively. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

The Company accounts for the Forward Purchase Agreement (“FPA Agreement”) in accordance with the guidance in ASC 815-40 and accounts for such FPA Agreement as a derivative instrument. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the FPA Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. Accordingly, a $1,363,584 and $0 value has been ascribed to such liability at September 30, 2022 and December 31, 2021, respectively.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Recurring Fair Value Measurements

At September 30, 2022, the assets held in the Trust Account were substantially held in U.S. government securities and, at December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities, and (in either such case) reported at fair value. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s forward purchase agreement liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the forward purchase agreement liability is classified within Level 3 of the fair value hierarchy and was $1,363,584 and $0 at September 30, 2022 and December 31, 2021, respectively.

The following table presents fair value information as of September 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments and marketable securities held in trust	1	$304,471,491	$303,005,300
Liabilities:
Forward purchase agreement liability	3	$1,363,584	$—

In order to calculate the fair value of the forward purchase agreement liability, the Company utilized the following inputs as at initial measurement:

	September 30, 2022	December 31, 2021
Probability of business combination	50%	100%
Underlying common stock price	$10.08	$9.87
Cash flow discount rate	4.06%	0.08%
Unit purchase price	$10.00	10.00
Estimated maturity date	07/10/2023	6/14/2022
Probability of forward purchase agreement being utilized	0%	0%

The following table presents the changes in the fair value of the forward purchase agreement liability:

FPA
Fair value as of January 1, 2022	$—
Change in fair value	380,040
Fair value as of March 31, 2022	380,040
Change in fair value	(341,659)
Fair value as of June 30, 2022	38,381
Change in fair value	1,325,203
Fair value as of September 30, 2022	$1,363,584

The changes in the fair value of the forward purchase agreement liability for the three and nine months ended September 30, 2022 are $1,325,203 and $1,363,584. There were no changes for the period from March 25, 2021 (inception) through December 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than outlined below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 12, 2022, the Company’s board of directors, at the request of the Sponsor, approved an extension of the period of time the Company has to consummate its initial business combination until January 26, 2023. On October 27, 2022, in connection with such extension, the Sponsor or its affiliates or designees deposited an additional $1,696,500 into the Company’s Trust Account, in part from the Company’s working capital, for the benefit of the Company’s public stockholders.

On November 1, 2022, the Company appointed two new members to its Board of Directors, each of whom is to be paid a fee of $125,000 for his services. Such fees have not been paid as of November 14, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 25, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $569,516, which consists of the change in fair value of forward purchase agreement liability of $1,325,203, operating and formation costs of $214,770 and provision for income taxes of $472,384, offset by the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $1,442,841.

For the nine months ended September 30, 2022, we had a net loss of $1,131,348, which consists of the change in fair value of forward purchase agreement liability of $1,363,584, operating and formation costs of $830,571 and provision for income taxes of $472,384, offset by the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $1,535,191.

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

For the nine months ended September 30, 2022, cash used in operating activities was $421,775. Net loss for the nine months ended September 30, 2022 was $1,131,348 and was affected by dividends and interest on cash held in Trust Account of $1,535,191, offset by change in fair value of forward purchase agreement liability of $1,363,584 and changes in operating assets and liabilities, which provided $881,180 of cash from operating activities.

For the period from March 25, 2021 (inception) through September 30, 2021, the net increase in cash was $27,000. For the period from March 25, 2021 (inception) through September 30, 2021, cash provided from financing activities of $27,000 included an advance from affiliate of $27,000.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $304,471,491. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2022, we withdrawn $69,000 on the Trust Account for working capital or for payment of taxes purposes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $940,585 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries, except that funds held by us outside of the Trust Account are invested in non-interest-bearing bank deposits. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. They concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of material weaknesses in our (a) control environment which resulted in inadequate oversight over the performance of controls and our control activities and (b) control activities which resulted in the failure to design and implement controls which provided a sufficient level of precision around the accounting of offering costs and the failure to properly design and implement controls over the presentation of earnings per share. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and in the Company’s Annual Report on Form 10-K for the period from March 25, 2021 (inception) through December 31, 2021. As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement or such Annual Report filed with the SEC. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

In addition, we may be subject to the following risk in connection with changes in laws and regulations. Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote, liquidation, or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. It could also result in the diminution of the amounts available to the holders of Class A common shares upon any redemption.

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

Concurrently with the consummation of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 7,526,667 Private Placement Warrants to the Sponsor and Cantor at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $11,290,000 to the Company. The Private Placement Warrants are identical to the warrants included as part of the units sold in the Initial Public Offering, except that the Private Placement Warrants (i) are not redeemable by the Company, subject to certain limited exceptions set forth in the Registration Statement, (ii) may not (including the Class A common stock issuable upon the exercise of the Private Placement Warrants) be transferred, assigned or sold until thirty (30) days after the completion of the initial Business Combination, subject to certain limited exceptions set forth in the Registration Statement, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discount was paid with respect to the private placement of the Private Placement Warrants to the Sponsor. The issuance and sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $303,000,000 was placed in the Trust Account, which comprised of $300,000,000 of the proceeds from the Initial Public Offering (which amount includes $14,280,000 of the underwriting deferred discounts and commissions) and $3,000,000 of the proceeds from the sale of the Private Placement Warrants. The Company paid a total of $5,220,000 in underwriting discount and $882,635 for other costs and expenses related to the Initial Public Offering.

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

M3-BRIGADE ACQUISITION III CORP.

Date: November 14, 2022	By:	/s/ Mohsin Y. Meghji
	Name:	Mohsin Y. Meghji
	Title:	Executive Chairman

Date: November 14, 2022	By:	/s/ Christopher Good
	Name:	Christopher Good
	Title:	Chief Financial Officer