Form 10-K
period 2022-12-31
M3-Brigade Acquisition III Corp.
filed 2023-03-31
CIK 1856589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-40946

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to Section 249.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The Registrant’s Units began trading on the New York Stock Exchange on October 22, 2021 and the Registrant’s shares of Class A common stock and public warrants began separate trading on the New York Stock Exchange on December 13, 2021. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $299,100,000.

As of March 31, 2023, there were 30,000,000 shares of Class A common stock, $0.0001 par value, and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (the “annual report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including our recently announced proposed business combination with Greenfire Resources, Inc., an Alberta corporation (“Greenfire,” and such proposed business combination, the “Greenfire Business Combination”);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 1. Business.

Introduction

We were incorporated on March 25, 2021 as a Delaware corporation and were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

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

On December 14, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, collectively, the “Greenfire Business Combination”), with Greenfire, and certain other parties. Greenfire and its affiliates collectively are a Calgary-based energy company focused on the sustainable production and development of thermal energy resources from the Athabasca region of Alberta, Canada. Concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements with certain investors, pursuant to which they have subscribed for an aggregate of (i) 4,950,496 shares of our Class A common stock for an aggregate purchase price of approximately $50,000,000 and (ii) $50,000,000 aggregate principal amount of 9.00% Convertible Senior Notes due 2028 of Greenfire Resources Ltd., an Alberta corporation (“GRL”). The financing to be provided by such investors will be consummated prior to or substantially concurrently with the consummation of the proposed Greenfire Business Combination and will be automatically reduced based on the amount remaining in the trust account on the closing date of the proposed Greenfire Business Combination after giving effect to any redemptions by holders of our Class A common stock. The consummation of the proposed Greenfire Business Combination is subject to certain conditions as further described in the Business Combination Agreement. Also on December 14, 2022, the parties to the forward purchase agreement entered into at the time of our initial public offering agreed to terminate such forward purchase agreement effective as of, and conditioned upon, consummation of the proposed Greenfire Business Combination.

We are led by the team that organized M III Acquisition Corp. (the “Initial SPAC”), M3-Brigade Acquisition II Corp. (the “Second SPAC”) and Brigade-M3 European Acquisition Corporation (the “Euro SPAC”). Members of our team managed the Initial SPAC through an initial business combination in March 2018 to create Infrastructure and Energy Alternatives, Inc. (“IEA”) (NASDAQ:IEA). IEA is a leading engineering, procurement and construction company which specializes in renewable energy infrastructure and was acquired by MasTec, Inc. (NYSE:MTZ) on October 7, 2022. The Second SPAC completed its initial public offering on March 8, 2021 and, having obtained an extension to its required liquidation date from its shareholders. It is anticipated that the Second SPAC will liquidate on or prior to December 8, 2023 in accordance with the terms of its certificate of incorporation, unless it has successfully consummated an initial business combination by that date. The Euro SPAC completed its initial public offering on December 10, 2021 and also is currently seeking an appropriate partner for its initial business combination.

Our amended and restated certificate of incorporation provides that we had until October 26, 2022 to consummate our initial business combination unless we exercised our option to extend the time to complete our initial business combination up to four times by an additional 3 months (for a total of up to 24 months) or until such other date as may be established by an amendment to our amended and restated certificate of incorporation) to complete our initial business combination (the period from the closing of the IPO until October 26, 2022, or such later date as described herein, the “completion window”). Our option to extend the completion window beyond October 26, 2022 is subject to the deposit of additional funds into the trust account on or prior to each extension date. We have exercised this extension option twice (on October 26, 2022 and on January 26, 2023) by giving the required notices and depositing or causing to be deposited $1,696,500 into the trust account on each such extension date. Our sponsor has informed us that it intends to request additional extensions of the period of time we have to consummate our initial business combination, to the extent necessary to consummate the Greenfire Business Combination. Our amended and restated certificate of incorporation permits a total of four three-month extensions (i.e., until October 26, 2023), of which two have been effected.

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

In connection with the consummation of the IPO, we entered into a forward purchase agreement with M3-Brigade III FPA LP, a Delaware limited partnership that is an affiliate of our sponsor (the “Forward Purchase Affiliate), which provided for the purchase of up to $40,000,000 of shares of Class A common stock (the “Forward Purchase Shares”), subject to adjustment, for a purchase price of $10.00 per share, in a private placement to occur in connection with the closing of the initial Business Combination. On December 14, 2022, the parties to the Forward Purchase Agreement agreed to terminate the Forward Purchase Agreement effective as of, and conditioned upon, consummation of the Greenfire Business Combination (the “FPA Termination”).

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

Initial Business Combination

The NYSE rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting fees and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or a qualified independent accounting firm with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

Members of our management team own common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination (as is the case with respect to most of our officers and all of our directors in connection with the Greenfire Business Combination).

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including to the Second SPAC, pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Greenfire Business Combination

On December 14, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, collectively, the “Business Combination”), with GRL, DE Greenfire Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of GRL (“DE Merger Sub”), 2476276 Alberta ULC, an Alberta corporation and a direct, wholly owned subsidiary of GRL (“Canadian Merger Sub” and, together with GRL and DE Merger Sub, each an “Acquisition Entity” and, together, the “Acquisition Entities”), and Greenfire, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement and the plan of arrangement attached as Exhibit F thereto (the “Plan of Arrangement”), (i) Canadian Merger Sub will amalgamate with and into Greenfire pursuant to an amalgamation to form “Amalco” (the “Amalgamation”), except that the legal existence of Greenfire will not cease and Greenfire will survive the Amalgamation, and Amalco will become a wholly owned subsidiary of GRL and (ii) DE Merger Sub will merge with and into MBSC (the “Merger”), with MBSC continuing as the surviving corporation following the Merger (“New MBSC”), as a result of which New MBSC will become a direct, wholly owned subsidiary of GRL.

At the effective time of the Merger, by virtue of the Merger, (a) each share of our Class A common stock, other than shares of our Class A common stock held in treasury or owned by Greenfire or any other wholly owned subsidiary of Greenfire or MBSC immediately prior to the Merger (“Excluded Shares”) and after giving effect to the right of the holders of our Class A common stock to redeem all or a portion of their Class A common stock as set forth in our governing documents (the “MBSC Stockholder Redemption”) and the amount of the PIPE Investment (as defined below) consisting of subscriptions for our Class A common stock, if any, pursuant to the Subscription Agreements (as defined below), will be automatically converted into and exchanged for the right to receive (i) if an amount in cash less than or equal to $100,000,000 is remaining in the trust account after giving effect to the MBSC Stockholder Redemption, one common share of GRL and (ii) if an amount in cash greater than $100,000,000 is remaining in the trust account after giving effect to the MBSC Stockholder Redemption, (A) a fraction of one common share of GRL equal to $100,000,000 divided by the amount in the trust account after giving effect to the MBSC Stockholder Redemption, and (B) an amount in cash equal to the quotient of (I) the amount in the trust account after giving effect to the MBSC Stockholder Redemption that exceeds $100,000,000 minus the aggregate amounts deposited by our sponsor, or its affiliates or designees, to the trust account to extend the period of time we have to consummate an initial business combination pursuant to our charter (collectively, the “MBSC Extension Amount”) as of the effective time of the Merger divided by (II) the amount of shares of our Class A common stock (other than any Excluded Shares and after giving effect to the MBSC Stockholder Redemption and the amount of the PIPE Investment consisting of subscriptions for our Class A common stock, if any, pursuant to the Subscription Agreements) and (b) each issued and outstanding share of our Class B common stock (other than any Excluded Shares and after giving effect to certain forfeitures by our sponsor of our Class B common stock) will be automatically converted into and exchanged for the right to receive (i) one common share of GRL and (ii) an amount in cash equal to the quotient of (A) our unrestricted cash on the balance sheet at the closing of the Greenfire Business Combination (the “Closing”) plus the MBSC Extension Amount at the effective time of the Merger divided by (B) our Class B common stock outstanding at the Closing.

On December 14, 2022, concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Transaction Financing Investors”), pursuant to which the Transaction Financing Investors have subscribed for an aggregate of (i) 4,950,496 shares of our Class A common stock for an aggregate purchase price of approximately $50,000,000 (the “PIPE Investment”) and (ii) $50,000,000 aggregate principal amount of GRL’s 9.00% Convertible Senior Notes due 2028 (the “GRL Debt Financing” and, together with the PIPE Investment, the “Transaction Financing”). The Transaction Financing will be consummated prior to or substantially concurrently with the Closing. Each of the PIPE Investment and the GRL Debt Financing will be automatically reduced based on the amount remaining in the trust account after giving effect to the MBSC Stockholder Redemption, with the GRL Debt Financing being reduced first, and, if reduced in its entirety, the PIPE Investment being thereafter reduced.

The consummation of the proposed Greenfire Business Combination is subject to certain conditions as further described in the Greenfire Business Combination Agreement.

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

Financial Position

With funds available in trust for a business combination in the amount of $306,523,972 as of December 31, 2022, assuming no redemptions, no distributions of amounts held in trust, and before payment of up to $14,280,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

In connection with the proposed Greenfire Business Combination, we have entered into subscription agreements with certain investors, pursuant to which they have subscribed for an aggregate of (i) 4,950,496 shares of our Class A common stock for an aggregate purchase price of approximately $50,000,000 and (ii) $50,000,000 aggregate principal amount of GRL’s 9.00% Convertible Senior Notes due 2028. The financing to be provided by such investors will be consummated prior to or substantially concurrently with the consummation of the proposed Greenfire Business Combination and will be automatically reduced based on the amount remaining in the trust account on the closing date of the proposed Greenfire Business Combination after giving effect to any redemptions by holders of our Class A common stock. Also on December 14, 2022, the parties to the forward purchase agreement entered into a the time of our initial public offering agreed to terminate such forward purchase agreement effective as of, and conditioned upon, consummation of the proposed Greenfire Business Combination.

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

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account as of the closing of the IPO was $10.10 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting fees we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination (the “letter agreement”).

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting fees, to be less than the minimum amount required such that our Class A common stock will not become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

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

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting fees, to be less than the minimum amount required such that our Class A common stock will not become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we were to have until October 26, 2022 to consummate our initial business combination unless we exercised our option to extend the time to complete our initial business combination up to four times by an additional 3 months (for a total of up to 24 months) if additional funds are deposited into the trust account or until such other date as may be established by an amendment to our amended and restated certificate of incorporation) to complete our initial business combination (the period from the closing of the IPO until October 26, 2022, or such later date as described herein, the “completion window”). We have exercised this extension option twice (on October 26, 2022 and on January 26, 2023) by giving the required notices and depositing or causing to be deposited $1,696,500 into the trust account prior to or on each such extension date. Our sponsor has informed us that it intends to request additional extensions of the period of time we have to consummate our initial business combination, to the extent necessary to complete the Greenfire Business Combination. Our amended and restated certificate of incorporation permits a total of four three-month extensions (i.e., until October 26, 2023), of which two have been effected. If we are unable to complete our initial business combination prior to the end of the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting fees, to be less than the minimum amount required such that our Class A common stock will not become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act.

Although we cannot assure you that there will be sufficient funds for such purpose, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account and from the permitted withdrawal from the trust account of up to $100,000 of accrued interest in the trust account.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to $497,693 outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Certain Potential Conflicts of Interest Relating to M3-Brigade Acquisition II Corp., Brigade-M3 European Acquisition Corp. and the Company and Our Officers and Directors

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, our officers and directors have formed and are actively engaged in each of M3-Brigade Acquisition II Corp., a special purpose acquisition corporation that completed its initial public offering in March 2021 and Brigade-M3 European Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in December 2021. Each of M3-Brigade Acquisition II Corp. and Brigade-M3 European Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries. In addition, one of our directors is actively engaged with Osiris Acquisition Corp., which also may purse initial business combination targets in any business or industry. M3-Brigade Acquisition II Corp. has until December 8, 2023    to complete its initial business combination and Brigade-M3 European Acquisition Corp. has until June 14, 2023 to do so (absent an extension in accordance with its charter) and Osiris Acquisition Corp. has until May 12, 2023 to do so. Any such companies, including M3-Brigade Acquisition II Corp., Brigade-M3 European Acquisition Corp. and Osiris Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.

In addition, affiliates of our sponsor, officers and directors may own equity interests in our initial business combination target and may have the right to vote in favor of the proposed business combination without owing any fiduciary obligation to our public stockholders with respect to their shares of our Class A common stock. Such a conflict may make it more likely that the Company would enter into an initial business combination with a target in which such affiliates have a pre-existing interest and could result in the Company consummating an initial business combination that is less advantageous to our public stockholders than would otherwise be the case.

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

Human Capital

We currently have six executive officers, consisting of Mohsin Y. Meghji, Matthew Perkal, Chris Chaice, William Gallagher, Charles Garner and Christopher Good. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate our internal control procedures for the fiscal year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following October 26, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus associated with our IPO and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to:

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination or otherwise have insufficient working capital to finance our continuing operations, in which case we would be forced to liquidate.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders’ vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent novel coronavirus (“COVID-19”) outbreak.

●	Our search for a business combination, our ability to finance such business combination, and any target business with which we ultimately consummate a business combination, may be material adversely affected by the recent outbreak of hostilities between The Russian Federation and Ukraine and the sanctions and other steps taken by governmental authorities around the world in reaction to those hostilities.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	We expect to incur significant transaction costs in connection with the Greenfire Business Combination.

●	The consummation of the Greenfire Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the business combination agreement with respect thereto may be terminated in accordance with its terms and the Greenfire Business Combination may not be completed.

●	We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the initial business combination, unless otherwise agreed (including in connection with the FPA Termination). If the sale of the forward purchase shares, which is subject to certain closing conditions, does not close, we may lack sufficient funds to consummate our initial business combination.

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

Additionally, our forward purchase affiliate’s obligations to purchase the forward purchase shares will be subject to termination prior to the closing of the sale of such securities by mutual written consent of the Company and such party, or automatically if our initial business combination is not consummated within the completion window or if we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of us, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. On December 14, 2022, the parties to the Forward Purchase Agreement agreed to terminate the Forward Purchase Agreement effective as of, and conditioned upon, consummation of the Greenfire Business Combination.

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

We have until 12 months from the closing of the Initial Public Offering to consummate our initial business combination. However, unlike other similarly structured blank check companies, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to four times by an additional 3 months, subject to our sponsor depositing additional funds into the trust account. Our stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order to extend the period of time to consummate an initial business combination in such a manner, in connection with each extension, the sponsor must deposit $1,696,500 into the trust account on or prior to the date of the applicable deadline. The deposit of the $1,696,500 may be accelerated at any time following the closing of the Initial Public Offering and prior to the consummation of our initial business combination with the same effect of extending the time we will have to consummate an initial business combination by 3, 6, 9 or 12 months, as applicable. This structure is unlike the structure of similar blank check companies, which generally are only permitted to extend the time period to complete an initial business combination in connection with an amendment to their amended and restated certificate of incorporation. We have exercised this extension option twice (on October 26, 2022 and on January 26, 2023) by giving the required notices and depositing or causing to be deposited $1,696,500 into the trust account on each such extension date. Our sponsor has informed us that it intends to request additional extensions of the period of time we have to consummate our initial business combination, to the extent necessary to consummate the Greenfire Business Combination. Our amended and restated certificate of incorporation permits a total of four three-month extensions (i.e., until October 26, 2023), of which two have been effected.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continuing effects of the COVID-19 pandemic.

A significant outbreak of a new COVID-19 variant and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if the occurrence of a virile COVID-19 variant restricts travel, limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. If the disruptions posed by a new COVID-19 variant or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine.

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. Additional sanctions and penalties with respect to such military campaign may be imposed in the future which further restrict the ability of companies throughout the world to do business with Russia. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least twelve months from the date of our financial statements. Of the funds available to us, we could use a portion to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, only approximately $497,693 is currently available to us outside the trust account to fund our working capital requirements as of December 31, 2022. We also are permitted to withdraw accrued interest on the funds in the trust account for working capital purposes. If we are required to seek additional capital, we would need to borrow funds from our sponsor or an affiliate of our sponsor, our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless.

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

Although we have entered into the Greenfire Business Combination Agreement, the consummation of the transactions contemplated thereby remain subject to a range of conditions which may or may not ultimately be satisfied. In the event that we are unable to consummate the proposed Greenfire Business Combination, then we intend to seek an alternative business combination with an operating company which has been temporarily impacted by the COVID-19 pandemic and which has a strong sustainability component or opportunity, but are not required to do so and have not limited such operating company to a particular industry, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we are not yet certain of the identity of the ultimate target business with respect to a business combination, we may not have a basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a potential business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries which may or may not be outside of our management’s area of expertise.

In the event that the proposed Greenfire Business Combination is not consummated, then we intend to seek to identify alternative business combination candidates which have been temporarily impacted by the COVID-19 pandemic and have a strong sustainability component or opportunity, we are not limited to doing so and may consider a business combination which lacks such characteristics if we determine that such candidate offers an attractive investment opportunity for our company or we are unable to identify a suitable candidate which possesses such characteristics after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. Additionally, our management’s expertise may not be directly applicable to the evaluation or operation of the business combination candidate selected by us, and the information contained herein regarding the target characteristics for our business combination would not be relevant to an understanding of the business that we elect to acquire.

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

The net proceeds from the Initial Public Offering and the private placement of units provided us with $303,000,000 (before payment of $14,280,000 of deferred underwriting fees) that we may use to complete our business combination. In addition, in connection with the consummation of the Initial Public Offering, we entered into a forward purchase agreement with an affiliate of our sponsor, which provided for the purchase of up to $40,000,000 of shares of Class A common stock, subject to adjustment, for a purchase price of $10.00 per share, in a private placement to occur in connection with the closing of the initial Business Combination. The amount of forward purchase shares purchased by our forward purchase affiliate under the forward purchase agreement may be increased at our request at any time prior to our initial business combination, but only if agreed to by our forward purchase affiliate in its sole discretion. The forward purchase shares will be issued only in connection with the closing of the initial business combination. On December 14, 2022, the parties to the Forward Purchase Agreement agreed to terminate the Forward Purchase Agreement effective as of, and conditioned upon, consummation of the Greenfire Business Combination. The proceeds from the sale of forward purchase shares may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

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

In the event that we do not consummate the Greenfire Business Combination and must seek an alternative initial business combination, we anticipate that we will find the greatest number of opportunities for our initial business combination among companies with aggregate enterprise value of approximately $1 billion to $1.5 billion. If we are unable to use our capital stock in sufficient quantity in addition to the proceeds from the Initial Public Offering, the sale of the private placement warrants and the forward purchase securities, the acquisition of a target business with enterprise value within this range will require that we seek additional financing in excess of the net proceeds of the Initial Public Offering the sale of the private placement warrants. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our working capital requirements as well as franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our warrants will expire worthless.

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

As we intend to use the net proceeds of the Initial Public Offering and the sale of the private placement warrants to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. In accordance with SEC penny stock rules, we will calculate net tangible assets as total assets less intangible assets and liabilities. Our net intangible assets are not less than the minimum amount required such that our Class A common stock is not a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act, as our total assets primarily consist of the $303,000,000 of proceeds in the trust account and our total liabilities will consist of deferred underwriting fees and accrued offering costs and other payables. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

We offered our units at an offering price of $10.00 per unit and the amount deposited in our trust account is $10.10 per public share, implying an initial value of $10.10 per public share. However, prior to the Initial Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $288,720,000, which is the amount in cash we would have for our initial business combination in the trust account after giving effect to the payment of $14,280,000 of deferred underwriting fees, assuming that no interest is earned on the funds held in the trust account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s equity holders or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, or the impact of our public and private warrants.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have had conflicts of interest in determining to proceed with the proposed Greenfire Business Combination and, in the event that it is not consummated, may have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In addition, one of our directors is actively engaged with Osiris Acquisition Corp., which also may purse initial business combination targets in any business or industry. M3-Brigade Acquisition II Corp. has until December 2023 to complete its initial business combination and Brigade-M3 European Acquisition Corp. has until June 14, 2023 to do so (absent an extension in accordance with its charter) and Osiris Acquisition Corp. has until May 12, 2023 to do so. Any such companies, including M3-Brigade Acquisition II Corp., Brigade-M3 European Acquisition Corp. and Osiris Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target. Any such companies, including M3-Brigade Acquisition II Corp. and Brigade-M3 European Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.

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

As of the date of this annual report, our sponsor, executive officers and directors beneficially own an aggregate of 7,500,000 founder shares, for which they paid an aggregate purchase price of $25,000. In addition, our sponsor and Cantor, the representative of the underwriters, purchased 7,526,667 private placement warrants, each exercisable to purchase one Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.50 per private placement warrant in a share of private placement transaction that closed simultaneously with the Initial Public Offering. All of these securities will be worthless if we do not complete an initial business combination.

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

Like most SPACs, our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor with the economic interests of our public stockholders. Our sponsor and Cantor, the representative of the underwriters, have invested in us an aggregate of $11,315,000, comprised of the $25,000 purchase price for the founder shares and the $11,290,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 7,500,000 founder shares would have an aggregate implied value of $75,000,000. Even if the trading price of our Class A common stock was as low as $1.51 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equity holders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to invest in the Initial Public Offering and/or redeem your shares prior to or in connection with an initial business combination.

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

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located in United States of America but with operations or opportunities outside of the United States of America, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located in the United States of America but with operations or opportunities outside of the United States of America, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

Risks Relating to the Greenfire Business Combination

We have incurred and expect to incur significant, non-recurring costs in connection with consummating the Greenfire Business Combination. All expenses incurred in connection with the related business combination agreement and the Greenfire Business Combination, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs.

We may not be able to complete the Greenfire Business Combination within the completion window. Our ability to complete the Greenfire Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and other risks described herein. If we have not completed the Greenfire Business Combination (or another initial business combination) within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem our outstanding Class A common stock at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish our public stockholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of other applicable law. The holders of our Class A common stock may receive only approximately $10.10 per share on the liquidation of the trust account (or less than $10.10 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify (as described below)), and our Warrants will expire without value to the holder.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, if we are unable to complete this initial business combination, a potential target may obtain leverage over us in negotiating a business combination, knowing that we may be unable to complete a business combination with another target business within the completion window. This risk will increase as we get closer to the expiry of the completion window. In addition, we may have limited time to conduct due diligence and may enter into a business combination on terms that we would have rejected upon a more comprehensive investigation.

The business combination agreement with respect to the Greenfire Business Combination is subject to a number of conditions which must be fulfilled in order to complete such business combination. Those conditions include, among other things: (a) approval by the Greenfire shareholders and our stockholders, (b) the listing of common shares and warrants of the company which is the survivor of the Greenfire Business Combination to be issued in connection with the closing of the Greenfire Business Combination on the NYSE (or another national securities exchange mutually agreed to by the parties to such business combination agreement) and (c) the effectiveness of the registration statement/proxy statement with respect thereto. In addition, we and Greenfire can mutually decide to terminate such business combination agreement at any time prior to the effectiveness of the business combination contemplated thereby, before or after shareholder approval, or either we or Greenfire may elect to terminate such business combination agreement in certain other circumstances.

Risks Relating to the Internal Control over Financial Reporting

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to our (a) control environment which resulted in inadequate oversight over the performance of controls and our control activities due to a lack of sufficient personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements, which resulted in additional material weaknesses in our financial reporting process, specifically related to (b) a failure to properly design and implement controls over (i) the presentation of earnings per share and cash flow activity; (ii) complex accounting, specifically we failed to analyze the appropriate accounting for our subscription purchase agreement; and (iii) the review of third party valuations. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of these material weaknesses, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Holders

Although there are a larger number of beneficial owners, at March 31, 2023, there was one holder of record of our units, one holder of record of our separately traded common stock and three holders of record of our separately traded warrants.

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

None. Therefore, performance graphs are not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In April 2021, the sponsor purchased an aggregate 11,500,000 founder shares for an aggregate purchase price of $25,000. On September 7, 2021, the Company effected a reverse stock split of 0.625 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the sponsor holding 7,187,500 founder shares. On October 21, 2021, the Company effected a stock dividend of .044 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the sponsor holding 7,503,750 founder shares. As the underwriter’s over-allotment was exercised in part as part of the Initial Public Offering, the sponsor forfeited 3,750 founder shares. The shares of the Class B common stock were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Concurrently with the consummation of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 7,526,667 private placement warrants to the sponsor and Cantor at a price of $1.50 per private placement warrant, generating gross proceeds of $11,290,000.50 to the Company. The private placement warrants are identical to the warrants included as part of the units sold in the Initial Public Offering, except that the private placement warrants (i) are not redeemable by the Company, subject to certain limited exceptions set forth in the Registration Statement, (ii) may not (including the Class A common stock issuable upon the exercise of the private placement warrants) be transferred, assigned or sold until thirty (30) days after the completion of the initial Business Combination, subject to certain limited exceptions set forth in the Registration Statement, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting fees were paid with respect to the private placement of the private placement warrants to the sponsor. The issuance and sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering and the sale of the private placement warrants, $303,000,000 was placed in the trust account, comprised of $300,000,000 of the proceeds from the Initial Public Offering (which amount includes $14,280,000 of the deferred underwriting fees) and $3,000,000 from the $11,290,000 of proceeds from the sale of the private placement warrants. The Company paid a total of $5,220,000 in underwriting fees and paid approximately $623,000 (out of approximately $900,000 total costs incurred) for other costs and expenses related to the Initial Public Offering.

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

Recent Developments

Appointment of new members to Board of Directors

On November 1, 2022, the Company appointed two new members to its Board of Directors, each of whom is to be paid a fee of $125,000 for his services. Such fees have been paid in full in December 2022.

Business Combination Agreement

On December 14, 2022, the Company (“MBSC”) entered into a Business Combination Agreement, by and among MBSC, Greenfire Resources Ltd., an Alberta corporation (“PubCo”), DE Greenfire Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of PubCo, 2476276 Alberta ULC, an Alberta corporation and a direct, wholly owned subsidiary of PubCo, and Greenfire Resources Inc., an Alberta corporation. The following description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is included as Exhibit 2.1 in the Current Report on Form 8-K filed with the SEC on December 20, 2022. Capitalized terms used in Current Report on Form 8-K filed with the SEC on December 20, 2022, but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

Conditions to the Closing

The consummation of the Transactions is subject to the satisfaction or waiver of certain customary closing conditions, among others (i) the approval of the Transactions and related matters by the equity holders of MBSC and Greenfire, (ii) the absence of any laws or injunctions prohibiting the Transactions, (iii) the accuracy (subject to agreed materiality thresholds) of the parties’ representations and warranties contained in the Business Combination Agreement, (iv) the absence of any “Material Adverse Effect” on either MBSC or Greenfire (as defined in the Business Combination Agreement), (v) approval for listing of the PubCo Common Shares by the New York Stock Exchange, (vi) approval of the Plan of Arrangement by the Alberta Court of King’s Bench, and (vii) the parties’ compliance in all material respects with their respective covenants under the Business Combination Agreement.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of MBSC and Greenfire, (b) by either MBSC or Greenfire, if the approval of the equity holders of MBSC or Greenfire is not obtained, (c) by either MBSC or Greenfire, if the other party has materially breached its covenants or representations under the Business Combination Agreement, (d) by either MBSC or Greenfire, if the Closing has not occurred on or before September 14, 2023, subject to either party’s ability to extend such date by two three-month periods in the event that specified approvals have not been obtained, (e) by either MBSC or Greenfire, if there is a final, non-appealable order of a governmental authority prohibiting the consummation of the Transactions, and (f) by MBSC if Greenfire has not delivered certain specified financial statements by April 15, 2023.

Subscription Agreements

On December 14, 2022, concurrently with the execution of the Business Combination Agreement, MBSC entered into subscription agreements with certain investors, pursuant to which the Transaction Financing Investors have subscribed for an aggregate of (i) 4,950,496 SPAC Class A Shares for an aggregate purchase price of approximately $50,000,000 and (ii) $50,000,000 aggregate principal amount of PubCo’s 9.00% Convertible Senior Notes due 2028. The Transaction Financing will be consummated prior to or substantially concurrently with the Closing.

Each of the PIPE Investment and the PubCo Debt Financing will be automatically reduced based on the amount remaining in the trust account after giving effect to the SPAC Stockholder Redemption, with the PubCo Debt Financing being reduced first, and, if reduced in its entirety, the PIPE Investment being thereafter reduced.

The foregoing description of the Greenfire Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Subscription Agreement, a copy of which is included as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 20, 2022.

Greenfire Shareholder Support Agreement

On December 14, 2022, concurrently with the execution of the Business Combination Agreement, MBSC, PubCo, Merger Sub, Canadian Merger Sub and Greenfire entered into a Shareholder Support Agreement with certain Greenfire shareholders (the “Greenfire Shareholder Support Agreement”), pursuant to which, among other things, such Greenfire shareholders have agreed to vote their Greenfire Shares to approve and adopt the Business Combination Agreement and the Transactions.

The foregoing description of the Greenfire Shareholder Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Shareholder Support Agreement, a copy of which is included as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 20, 2022.

Sponsor Agreement

On December 14, 2022, concurrently with the execution of the Business Combination Agreement, the sponsor, MBSC, PubCo and Greenfire entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the sponsor has agreed to (a) vote in favor of and support the Business Combination Agreement and the Transactions, (b) consummate the sponsor Class B Share Forfeitures and the sponsor Warrant Forfeiture in accordance with the Business Combination Agreement and (c) make a cash payment of $1,000,000 to Greenfire promptly following the Closing.

The foregoing description of the Sponsor Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sponsor Agreement, a copy of which is included as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 20, 2022.

Lock-Up Agreement

At the Closing, PubCo, the sponsor and certain Greenfire Shareholders will become parties to a Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which, among other things, each of the sponsor and the Greenfire Shareholders party thereto will agree not to effect any sale or distribution of any Equity Securities of PubCo held by any of them during the period beginning on the Closing Date and ending on the earliest of (i) the date that is 180 days after the Closing Date, (ii) the date on which the last reported closing price of a PubCo Common Share equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30)-trading day period commencing at least seventy-five (75) days after the Closing Date and (iii) the date on which PubCo completes a liquidation, merger, amalgamation, arrangement, share exchange, reorganization or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their shares of capital stock for cash, securities or other property.

Investor Rights Agreement

At the Closing, PubCo, the sponsor, the other holders of SPAC Class B Shares, the Transaction Financing Investors and certain Greenfire Shareholders will become parties to an Investor Rights Agreement, pursuant to which, among other things, (a) each of the sponsor, the Transaction Financing Investors and such Greenfire Shareholders will be granted certain registration rights with respect to their respective PubCo Common Shares and (b) the sponsor will be granted certain board representation rights with respect to PubCo’s board of directors, in each case, on the terms and subject to the conditions set forth therein. Pursuant to the Investor Rights Agreement, the sponsor will have the right to designate one director for appointment to the PubCo Board following the Closing, which director will be in the class of directors up for reelection at the third annual shareholder meeting of PubCo.

Investor Support Agreements

Concurrently with the execution of the Business Combination Agreement, MBSC entered into Investor Support Agreements with holders of a majority of MBSC’s outstanding public SPAC Warrants, pursuant to which, among other things, such warrant holders agreed to vote all of the SPAC Warrants currently held by them in favor of any amendment to the terms of the SPAC Warrants solely to amend the terms of the SPAC Warrants together with any amendments required to give effect thereto such that all of the SPAC Warrants shall be exchanged for $0.50 per whole SPAC Warrant upon the Closing.

Supplemental Warrant Agreement

In accordance with the terms of the Company Warrant Agreement, as amended by the Supplemental Warrant Agreement: (a) a certain number of Company Bond Warrants shall be deemed to be cancelled in exchange for a cash payment from Greenfire equal to the pro rata share of the Cash Consideration payable to holders of Company Bond Warrants as determined in accordance with the Supplemental Warrant Agreement; following which (b) each remaining Company Bond Warrant shall be deemed to be exercised for Greenfire Shares pursuant to the terms of the Company Warrant Agreement as amended by the Supplemental Warrant Agreement, and each former holder of Company Bond Warrants shall, following the Amalgamation, receive PubCo Common Shares as determined in accordance with the Supplemental Warrant Agreement.

The Business Combination Agreement, the form of Subscription Agreement, the Greenfire Shareholder Support Agreement, the Sponsor Agreement, the form of Investor Support Agreement and the Supplemental Warrant Agreement have been included to provide investors with information regarding their terms. They are not intended to provide any other factual information about MBSC, Greenfire or their respective affiliates. The representations, warranties, covenants and agreements contained in the Business Combination Agreement, the Subscription Agreements, the Greenfire Shareholder Support Agreement, the Sponsor Agreement, the Investor Support Agreements and the Supplemental Warrant Agreement and the other documents related thereto were made only for purposes of the Transactions as of the specific dates therein, were solely for the benefit of the parties to the Business Combination Agreement, the Subscription Agreements, the Greenfire Shareholder Support Agreement, the Sponsor Agreement, the Investor Support Agreements and the Supplemental Warrant Agreement, as applicable, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement, the Subscription Agreements, the Greenfire Shareholder Support Agreement, the Sponsor Agreement, the Investor Support Agreements and the Supplemental Warrant Agreement, as applicable, instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Business Combination Agreement, the Subscription Agreements, the Greenfire Shareholder Support Agreement, the Sponsor Agreement, the Investor Support Agreements and the Supplemental Warrant Agreement, as applicable, and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Business Combination Agreement, the Subscription Agreements, the Greenfire Shareholder Support Agreement, the Sponsor Agreement, the Investor Support Agreements and the Supplemental Warrant Agreement, as applicable, which subsequent information may or may not be fully reflected in MBSC’s public disclosures.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 25, 2021 (inception) through December 31, 2022 were the search for a target company for a Business Combination and activities in connection with the Greenfire Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of dividend and interest income on cash and marketable securities held in trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $868,561, which consists of the operating and formation costs of $2,791,936, change in fair value of forward purchase agreement liability of $338,517, initial loss on subscription purchase agreement liability of $1,224,602, change in fair value of subscription purchase agreement liability of $101,013, and income tax provision of $900,665, offset by interest earned on marketable securities held in trust account of $3,827,114, dividend on cash and marketable securities held in trust account of $100,146, and unrealized gain on marketable securities held in trust account of $560,912.

For the period from March 25, 2021 (inception) through December 31, 2021, we had a net loss of $558,358, which consists of operating and formation costs of $562,058 and income tax provision of $1,600, offset by unrealized gain on marketable securities held in the trust account of $5,300.

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

For the year ended December 31, 2022, cash used in operating activities was $1,684,498. Net loss for the year ended December 31, 2022 was $868,561 and was affected by change in fair value of forward purchase agreement liability of $338,517, initial loss on subscription purchase agreement liability of $1,224,602, change in fair value of subscription purchase agreement liability of $101,013, and changes in operating assets and liabilities, which provided $1,907,957 of cash from operating activities, offset by interest on marketable securities held in trust account of $3,827,114, dividend on cash and marketable securities held in trust account of $100,146, and unrealized gain on marketable securities held in trust account of $560,912.

For the period from March 25, 2021 (inception) through December 31, 2021, cash used in operating activities was $986,745. Net loss for the period from March 25, 2021 (inception) through December 31, 2021 was $558,358, unrealized gain on marketable securities held in trust account of $5,300, and changes in operating assets and liabilities used $423,087 of cash from operating activities.

As of December 31, 2022, we had cash and marketable securities held in the trust account of $306,523,972. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes and for working capital purposes. During the year ended December 31, 2022, the Company withdrew $2,666,000 of dividend and interest income from the Trust account for working capital and to pay taxes. There were no withdrawals made during the year ended December 31, 2021. Of this amount, $1,650,000 was utilized as payment for the extension fee during the year ended December 31, 2022. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $497,693 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

An affiliate of the sponsor paid $192,374 of expenses on behalf of the Company prior to the Initial Public Offering. Such advances were to be repaid by the Company out of funds held outside the trust account and were repaid on March 30, 2022. As of December 31, 2022 and 2021, there were $19,477 and $192,374 outstanding balance under due to related parties, respectively.

Our assessment of going concern considerations was made in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. We expect that we will need to raise additional funds in order to meet the expenditures required for operating our business, pay our existing liabilities and pay for the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination. Additionally, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date of our financial statements are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates, other than the following.

Derivative Liabilities

Forward purchase agreement and subscription purchase agreement are accounted for as liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, and presented as derivative liabilities on the December 31, 2022 and 2021 balance sheets. The derivative liabilities were measured at fair value at inception and on a recurring basis, which changes in fair values are presented within change in fair value of derivative liabilities in the statements of operations. In order to capture the market conditions associated with the forward purchase agreement and subscription purchase agreement derivative liabilities, the Company engaged third-party valuation firm to conduct valuation on these derivative liabilities using Probability Weighted Expected Return Method (“PWERM”). PWERM is a multistep process in which value is estimated on the probability-weighted present value of various future outcomes. Future security value under each scenario is estimated. Each outcome and related security values are weighted based on the probability of the outcome occurring. The security values are discounted back to the valuation date using appropriate discount rate.

The key inputs used for forward purchase agreement liability were as follow:

	December 31, 2022	December 31, 2021
Probability of business combination	90%	100%
Underlying common stock price	$10.14	$9.87
Cash flow discount rate	3.99%	0.08%
Unit purchase price	$10.00	$10.00
Estimated maturity date	06/20/2023	6/14/2022
Probability of forward purchase agreement being utilized	0%	0%

The key inputs used for subscription purchase agreement liability were as follow:

	December 14, 2022 (Initial measurement)	December 31, 2022
Probability of business combination	90%	90%
Underlying common stock price	$10.10	$10.14
Cash flow discount rate	4.68%	3.99%
Unit purchase price	$10.10	10.10
Estimated maturity date	06/20/2023	6/20/2023
Probability of subscription purchase agreement being utilized	0%	0%

Recent Accounting Standards

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. They concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses described below.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management – including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management, including our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we have not maintain effective internal control over financial reporting as of December 31, 2022 due to the material weaknesses in our (a) control environment which resulted in inadequate oversight over the performance of controls and our control activities due to a lack of sufficient personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements, which resulted in additional material weaknesses in our financial reporting process, specifically related to (b) a failure to properly design and implement controls over (i) the presentation of earnings per share and cash flow activity; (ii) complex accounting, specifically we failed to analyze the appropriate accounting for our subscription purchase agreement; and (iii) the review of third party valuations. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Mohsin Y. Meghji	58	Executive Chairman of the Board of Directors
Matthew Perkal	37	Chief Executive Officer
Chris Chaice	52	Executive Vice President
William Gallagher	64	Executive Vice President
Charles Garner	60	Executive Vice President and Secretary
Christopher Good	35	Chief Financial Officer
Frederick Arnold	68	Director
Alan J. Carr	53	Director
Benjamin Fader-Rattner	41	Director
Scott Malpass	60	Director
William Transier	68	Director
Steven Vincent	66	Director

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

Matthew Perkal serves as our Chief Executive Officer. Mr. Perkal also serves as Executive Vice President of the Second SPAC, as a member of the management team for the Euro SPAC and as a Senior Director, Portfolio Manager – Restructuring and Private Credit and Partner at Brigade Capital Management, LP. Mr. Perkal has led Brigade’s industry coverage for various sectors including retail, consumer, gaming and lodging, and has structured and led many of the firm’s successful deals in the private credit space including Barney’s and Sears. Mr. Perkal currently serves on Guitar Center Inc.’s board of directors. Prior to joining Brigade, Mr. Perkal worked at Deutsche Bank as an Analyst in the Leveraged Finance Group. In that capacity, Mr. Perkal also spent time on the Leveraged Debt Capital Markets Desk, selling both bank and bond deals. Mr. Perkal received a BS in Economics with a concentration in Finance and Accounting from the University of Pennsylvania’s Wharton School. Additionally, Mr. Perkal serves on The One Love Foundation’s New York Board.

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

Charles Garner serves as our Executive Vice Present and also serves as Executive Vice President of the Second SPAC, as a member of the management team for the Euro SPAC and as Managing Director and General Counsel for M3 Partners. Mr. Garner began his career in 1987 as an attorney at Simpson Thacher & Bartlett, a leading international law firm, where he rose to become a partner in the corporate/banking group. Mr. Garner has served as Executive Managing Director and Chief Operating Officer of Island Capital Group LLC, a real estate-focused merchant banking firm, where he played key roles in the formation of Emirates National Securitisation Corporation (a joint venture with various entities of the Government of Dubai to create a mortgage securitization market in Dubai) and Island Global Yachting (a leading owner and operator of luxury and megayacht marinas). Among other positions, Mr. Garner also has served as Interim CEO of a European industrial software company focused on the utilities industry. Mr. Garner served as a director of IEA (with a short period of interruption) since its formation in March 2018 until its merger with MasTec Corporation in October 2022. Mr. Garner graduated from the University of Pennsylvania with a BA in Political Science and Urban Studies in 1984 and received his juris doctor degree, cum laude, from New York University School of Law in 1987.

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

Mr. Carr is our Director and has been the Managing Member and Chief Executive Officer of Drivetrain, LLC, an independent fiduciary services firm, since September 2013. Mr. Carr has been a distressed investing and turnaround professional, with 25 years of experience in principal investing, advisory mandates, and board of directors’ service, including complex financial restructurings and reorganizations in the U.S. and Europe. From 2003 to 2013, Mr. Carr was Managing Director at Strategic Value Partners, a global investment firm focused on distressed debt and private equity opportunities. Carr started his career at Skadden, Arps, Slate, Meagher & Flom LLC and Ravin, Sarasohn, Baumgarten, Fisch & Rosen in corporate restructuring advisory. Mr. Carr currently serves as a director for the following public companies: Unit Corporation (since 2020), NewLake Capital Partners (since 2019), and QualTek Services (since 2023). Public companies for which Mr. Carr no longer serves as director but on which he served as a director in the last five years include: Atlas Iron Limited; TEAC Corporation; Tidewater Inc.; Midstates Petroleum Company, Inc.; Verso Corporation; McDermott International, Inc.; Basic Energy Services, Inc.; Sears Holdings Corporation; and Enjoy Technology, Inc. Attributes, experience, and qualifications for board and committee service: executive leadership experience; complex financial restructuring and reorganization expertise; financial analysis expertise; corporate governance experience; and legal expertise. Mr. Carr received a B.A. in Economics and Sociology from Brandeis University in 1992 and a J.D., cum laude, from Tulane University in 1995.

Benjamin Fader-Rattner is our Director and is the Managing Member of Space Summit Capital LLC, a hedge fund which he founded in January 2021. Mr. Fader-Rattner has been serving as President and a director of Osiris Acquisition Corp., a publicly listed special purpose acquisition company, since May 2021, and also has been employed by Fortinbras SPAC Holdings, as a sponsor of Osiris, since March 2021. Previously, Mr. Fader-Rattner was a Managing Director at Canyon Partners, where he led investments across the capital structure in several industries including retail and consumer, from 2008 to July 2020. At Canyon, Mr. Fader-Rattner served on various ad hoc creditor steering committees across multiple industries including in retail and consumer companies such as Guitar Center, Boardriders, JC Penney and Red Lobster. Prior to Canyon, Mr. Fader-Rattner was an analyst at Glenview Capital in 2007, where he invested primarily in debt opportunities. Prior to Glenview, Mr. Fader-Rattner was an associate at The Carlyle Group from 2005 to 2007, where he focused on leveraged buyout transactions, and an analyst at Bear, Stearns& Co. Inc. from 2003 to 2005. Mr. Fader-Rattner received a B.S. in Economics, summa cum laude, from The Wharton School at the University of Pennsylvania.

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

Mr. Transier is our Director and is the founder and Chief Executive Officer of Transier Advisors, LLC, an independent advisory firm providing services to companies facing financial distress, suboptimal operational situations, turnaround, restructuring or in need of interim executive or board leadership. Mr. Transier was co-founder of Endeavour International Corporation, an international oil and gas exploration and production company. He served as non-executive Chairman of Endeavour’s Board of Directors from December 2014 until November 2015. He served from September 2006 until December 2014 as Chairman, Chief Executive Officer and President of Endeavour and as its Chairman and Co-Chief Executive Officer from its formation in February 2004 through September 2006. Prior to Endeavour, Mr. Transier served as Executive Vice President and Chief Financial Officer of Ocean Energy, Inc. and its predecessor, Seagull Energy Corporation from May 1996 to April 2003. Before his tenure with Ocean, Mr. Transier served in various roles including partner in the audit department and head of the Global Energy practice of KPMG LLP from June 1986 to April 1996. Mr. Transier has served as Chairman of the Board of Directors of Helix Energy Solutions Group, Inc. (Helix) since July 2017 and as a director since October 2000. During his tenure on the Helix board, he has served as Chairman or member of each of the company’s Audit, Compensation and Nominating and Governance committees, and as Lead Independent Director. from March 2016 through July 2017 when he was appointed Chairman of the Board. Mr. Transier served as the Chairman of the Board of Directors of Battalion Oil Corporation (which changed its name from Halcón Resources Corporation) and as Chairman of its Audit Committee from October 2019 until May 2021. In April 2020, Mr. Transier was elected to the board of Exela Technologies, Inc. where he serves as Chairman of its Audit Committee and a member of the Strategic Planning Committees. Mr. Transier was previously a member of the board of Sears Holding Corporation (2018 – 2020), Teekay Offshore Partners L.P. (2019 – 2020), Gastar Exploration, Inc. (2018 – 2019), CHC Group Ltd. (2016 -2017) and Paragon Offshore plc (2014 – 2017). Mr. Transier was recently recognized by the Dallas Business Journal as an Outstanding Director for excellence in corporate governance. Mr. Transier graduated from the University of Texas with a B.B.A. in accounting, has an M.B.A. from Regis University and earned an M.A. in Theological Studies from Dallas Baptist University.

Steven Vincent is our Director. Mr. Vincent was, until his retirement in March 2022, a Partner, Chief Operating Officer and Chief Legal Officer of Brigade Capital Management, LP, an approximately $25 billion diversified global investment management firm specializing in investment credit strategies. Mr. Vincent has been at Brigade Capital since February 2008. Mr. Vincent also serves as a Director of M3-Brigade Acquisition II Corp. since March 2021 and of Brigade-M3 European Acquisition Corp. since December 2021. Prior to Brigade Capital, Mr. Vincent served as the Associate Director of Litigation and Regulatory Proceedings at Goldman Sachs from May 2002 to September 2008. Mr. Vincent also served as Senior Vice President and Senior Attorney at Lehman Brothers from October 1993 to April 2002. Mr. Vincent’s private practice experience includes having worked at Jones Day from September 1990 to September 1993; Anderson Kill P.C. from December 1984 to August 1990; and, Windels Marx from September 1983 to November 1984. Mr. Vincent has been a member of the Boston College Wall Street Executive Committee since 2009, is a former Trustee of the Gregorian University Foundation (2013 – 2020), is a former Trustee of Sacred Heart Academy (Hempstead, New York) (2011 – 2016) and is a former Trustee of Xavier High School from 1992 – 2001 (Chair 1998 – 2001). Mr. Vincent earned a B.A., magna cum laude, in Political Science from Boston College and a J.D. from Fordham University School of Law.

In addition to Mr. Perkal, Mr. Chaice and Mr. Vincent, key members of the Brigade team include:

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members: Mr. Meghji, Mr. Arnold, Mr. Carr, Mr. Fader-Rattner, Mr. Malpass, Mr. Transier and Mr. Vincent. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of our Class B common stock. Approval of our initial business combination will require the affirmative vote of a majority of our board of directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.] The term of office of the first class of directors, consisting of Mr. Fader-Rattner, Mr. Carr and Mr. Transier, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Arnold and Mr. Malpass, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Meghji and Mr. Vincent, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. Our board has determined that each of Mr. Arnold, Mr. Carr, Mr. Fader-Rattner, Mr. Malpass and Mr. Transier is an independent director under applicable SEC and NYSE rules.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us, except that each of Mr. Carr and Mr. Transier has been paid $125,000 for service as a director for the length of his respective term. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates. One of our independent directors received 25,000 shares of Class B common stock from our sponsor.

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

Compensation Committee

The members of our Compensation Committee are Mr. Fader-Rattner and Mr. Malpass. Mr. Malpass serves as chairman of our compensation committee.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Mr. Arnold, Mr. Malpass and Mr. Fader-Rattner. Mr. Arnold serves as chair of the nominating and corporate governance committee.

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

Transaction Committee

On October 25, 2022, our board of directors established a transaction committee (the “Transaction Committee”), comprised solely of Alan Carr and William Transier, to evaluate the terms of the Greenfire Business Combination and to recommend to our board whether to pursue the Greenfire Business Combination. The Transaction Committee was authorized to develop, assess and negotiate the terms of potential initial business combinations and to make a recommendation to our full board of directors as to whether we should enter into any such potential initial business combination. The members of the Transaction Committee are compensated with a fixed amount of cash, the payment of which is not conditioned on the consummation of any initial business combination by us. In addition, the members of the Transaction Committee had no affiliations prior to their engagement by our board with us or our sponsor, and they did not and do not hold any direct or indirect equity interests in us or our sponsor.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from January 1, 2022 through December 31, 2021, there were no delinquent filers.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Mohsin Y. Meghji	M-III Partners, LP	Financial Advisory Services	Managing Partner Chairman of the Board of Directors and Chief Executive

	M3-Brigade Acquisition II Corp.	Blank Check Company	Officer

	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor

Matthew Perkal	Brigade Capital Management, LP	Investments	Senior Portfolio Manager – Private Credit And Restructuring

	M3-Brigade Acquisition II Corp.	Blank Check Company	Executive Vice President and Head of Mergers and Acquisitions

	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor

Chris Chaice	Brigade Capital Management, LP	Investments	Partner and Senior Attorney

	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor

Name of Individual	Entity Name	Entity’s Business	Affiliation
William Gallagher	M-III Partners, LP	Financial Advisory Services	Managing Director

	M3-Brigade Acquisition II Corp.	Blank Check Company	Executive Vice President

	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor

Charles H. F. Garner	M-III Partners, LP	Financial Advisory Services	Managing Director

	M3-Brigade Acquisition II Corp.	Blank Check Company	Executive Vice President and Secretary

	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor

Christopher Good	M-III Partners, LP	Financial Advisory Services	Founder

Frederick Arnold	Lehman Brothers Holdings Inc.	Investments	Director and Current Chairman of the Board

	Navient Corporation	Financial Services	Director

Benjamin Fader-Rattner	Osiris Acquisition Corp.	Blank Check Company	President

	Space Summit Capital LLC	Financial Services	Managing Member

	Fortinbras SPAC Holdings	Blank Check Company	Employee

Name of Individual	Entity Name	Entity’s Business	Affiliation
Scott Malpass	The Vanguard Group	Investments	Director

	Catholic Investment Services	Investments	Founder and Chair

	The Institute for the Works of the Religion	Financial Services	Director

	Paxos Trust Company	Financial Services	Director

Steven Vincent	Brigade Capital	Investments	Former/retired Partner & Chief Operating
	Management		Officer

	M3-Brigade Acquisition II Corp.	Blank Check Company	Director

	Brigade-M3 European Acquisition Corp.	Blank Check Company	Director

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

	Number of Shares	Percentage of Outstanding Common Stock
	Beneficially	Before	After
Name and Address of Beneficial Owner(1)	Owned	Offering	Offering
M3-Brigade Sponsor III LP(2)(3)	7,500,000	100.0%	20.0%
Mohsin Meghji(2)(3)	7,500,000	100.0%	20.0%
Matthew Perkal(4)	—	—	—
Chris Chaice(4)	—	—	—
William Gallagher(4)	—	—	—
Charles Garner(4)	—	—	—
Christopher Good	—	—	—
Frederick Arnold(4)	—	—	—
Benjamin Fader-Rattner(4)	—	—	—
Scott Malpass(4)	—	—	—
Steven Vincent(4)	—	—	—
All directors and executive officers as a group (11 individuals)	7,500,000	100.0%	20.0%
Beryl Capital Management LLC(5)	2,149,998	—	5.7%
MMCAP International Inc. SPC(6)
Cantor Fitzgerald Securities(7)	1,645,000	—	4.4%

*	Denotes a percentage less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1700 Broadway, 19th Floor, New York, NY 10019.
(2)	M3-Brigade Sponsor III LP is the record holder of the shares reported herein. The general partner of M3-Brigade Sponsor III LP is M3-Brigade Acquisition Partners III Corp. Mohsin Y. Meghji is the sole director of M3-Brigade Acquisition Partners III Corp. Mr. Meghji may be deemed to have beneficial ownership of the common stock held directly by M3-Brigade Sponsor III LP.
(3)	Consists of 7,500,000 founder shares.
(4)	Does not include any shares owned by this individual as a result of his or her membership interest in our sponsor.
(5)	According to Schedule 13G, filed on February 11, 2022 by Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP and David A. Witkin (collectively, the “Beryl Parties”), the business address of such parties is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277. The Beryl Parties hold 2,149,998 shares of Class A common stock. Such securities are held in part by Beryl Capital Partners II LP, a Delaware entity (the “Beryl Partnership”), which beneficially owned 1,859,979 shares of Class A common stock. Beryl Capital Management LLC, a Delaware entity (“Beryl”), is the investment adviser to the Beryl Partnership and other private investment funds (collectively, the “Beryl Funds”) and other accounts. Beryl is the general partner of Beryl Capital Management LP, a Delaware entity (the “Beryl GP”), which is also the general partner of one or more of the Beryl Funds. Mr. Witkin is the control person of Beryl and Beryl GP. The Beryl Funds hold the Class A common stock for the benefit of their investors, and the Beryl Funds and Beryl’s other clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares of Class A common stock.
(6)	According to Schedule 13G, filed on December 31, 2021, by MMCAP International Inc. SPC, and MM Asset Management Inc. (collectively, the “MMCAP Parties”), the business addresses of such parties are c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and 161 Bay Street, TD Canada Trust Tower, Suite 2230, Toronto, Ontario M5J 2S1, Canada, respectively. The MMCAP Parties hold 1,400,000 shares of Class A common stock.

(7)	According to Schedule 13G, filed on November 17, 2021 by Cantor Fitzgerald Securities, Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick (collectively, the “Cantor Parties”), the business address of such parties is 110 East 59th Street, New York, New York 10022. The Cantor Parties hold 1,645,000 shares of Class A common stock. Such securities are held by Cantor Fitzgerald Securities, a New York general partnership (“CFS”), which beneficially owned 1,645,000 shares of Class A common stock. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. (“Cantor”) and directly or indirectly controls the managing general partners of CFS. Mr. Lutnick is Chairman and Chief Executive of CF Group Management, Inc. (“CFGM”) and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

An affiliate of the sponsor advanced $192,374 to the Company prior to the Initial Public Offering to pay certain of the costs incurred by the Company in connection with the Initial Public Offering. Such advances were repaid by the Company out of funds held outside the trust account on March 30, 2022. During 2022, the affiliate of the Sponsor advanced $19,477 to the Company to pay certain expenses incurred by the Company in connection with the sourcing of its initial business combination. As of December 31, 2022 and 2021, there were $19,477   and $192,374 outstanding balance under due to related parties, respectively.

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

In connection with the consummation of the IPO, we entered into a forward purchase agreement with M3-Brigade III FPA LP, a Delaware limited partnership that is an affiliate of our sponsor (the “Forward Purchase Affiliate), which provided for the purchase of up to $40,000,000 of shares of Class A common stock (the “Forward Purchase Shares”), subject to adjustment, for a purchase price of $10.00 per share, in a private placement to occur in connection with the closing of the initial Business Combination. On December 14, 2022, the parties to the Forward Purchase Agreement agreed to terminate the Forward Purchase Agreement effective as of, and conditioned upon, consummation of the Greenfire Business Combination (the “FPA Termination”).

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the Company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Frederick Arnold, Alan Carr, Benjamin Fader-Rattner, Scott Malpass and William Transier is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled sessions at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA, LLP, or BDO, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021 totaled $170,191 and $189,960, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for consultations concerning financial accounting and reporting standards for year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021.

Tax Fees. The aggregate fees billed by BDO for tax planning and tax advice for the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021 totaled $28,961 and $0, respectively.

All Other Fees. We did not pay BDO for other services for the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021.

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

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of December 14, 2022, by and among M3-Brigade Acquisition III Corp., Greenfire Resources Ltd., DE Greenfire Merger Sub Inc., 2476276 Alberta ULC and Greenfire Resources Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s current report on Form 8-K/A filed by the Registrant on December 20, 2022)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 11, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 11, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 11, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 11, 2021).
4.4	Public Warrant Agreement, dated October 21, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
4.5	Private Warrant Agreement, dated October 21, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
4.6*	Description of Securities of the Company.
10.1	Promissory Note, dated April 12, 2021 issued to M3-Brigade Sponsor III LP (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 11, 2021).
10.2	Letter Agreement, dated October 21, 2021, among the Registrant and its officers, directors and M3-Brigade Sponsor III LP (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.3	Investment Management Trust Agreement, dated October 21, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.4	Registration Rights Agreement, dated October 21, 2021 among the Registrant and certain securityholders named therein (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.5	Subscription Agreement, dated April 12, 2021, between the Registrant and M3 Sponsor III LP (incorporated by reference to Exhibit 10.6 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 11, 2011).
10.6	Private Placement Warrants Purchase Agreement, dated October 21, 2021 between the Registrant and M3-Brigade Sponsor III LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.7	Private Placement Warrants Purchase Agreement, dated October 21, 2021 between the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.8	Indemnity Agreement, dated October 21, 2021 between the Registrant and Mohsin Meghji (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.9	Indemnity Agreement, dated October 21, 2021 between the Registrant and Matthew Perkal (incorporated by reference to Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.10	Indemnity Agreement, dated October 21, 2021 between the Registrant and Chris Chaice (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.11	Indemnity Agreement, dated October 21, 2021 between the Registrant and William Gallagher (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.12	Indemnity Agreement, dated October 21, 2021 between the Registrant and Charles Garner (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.13	Indemnity Agreement, dated October 21, 2021 between the Registrant and Christopher Good (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).

Exhibit Number	Description
10.14	Indemnity Agreement, dated October 21, 2021 between the Registrant and Kallie Steffes (incorporated by reference to Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.15	Indemnity Agreement, dated October 21, 2021 between the Registrant and Frederick Arnold (incorporated by reference to Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.16	Indemnity Agreement, dated October 21, 2021 between the Registrant and Benjamin Fader-Rattner (incorporated by reference to Exhibit 10.14 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.17	Indemnity Agreement, dated October 21, 2021 between the Registrant and Scott Malpass (incorporated by reference to Exhibit 10.15 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.18	Indemnity Agreement, dated October 21, 2021 between the Registrant and Steven Vincent (incorporated by reference to Exhibit 10.16 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.19	Forward Purchase Agreement, dated October 21, 2021, by and between Registrant and M3-Brigade III FPA LP, an affiliate of the Sponsor (incorporated by reference to Exhibit 10.17 filed with the Company’s current report on Form 8-K filed by the Registrant on October 27, 2021).
10.20	Letter Agreement, dated November 1, 2022, between the Registrant, Alan Carr and William Transier (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on November 2, 2022).
10.21	Indemnity Agreement, dated November 1, 2022, between the Registrant and Alan Carr (incorporated by reference to Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on November 2, 2022).
10.22	Indemnity Agreement, dated November 1, 2022, between the Registrant and William Transier (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on November 2, 2022).
10.23	Engagement Agreement, dated November 1, 2022, between the Registrant and Alan Carr (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on November 2, 2022).
10.24	Engagement Agreement, dated November 1, 2022, between the Registrant and William Transier (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on November 2, 2022).
10.25	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K/A filed by the Registrant on December 20, 2022)
10.26	Shareholder Support Agreement, dated as of December 14, 2022, by and among the Registrant, Greenfire Resources Ltd., DE Greenfire Merger Sub Inc., 2476276 Alberta ULC and Greenfire Resources Inc. and the Supporting Company Shareholders (incorporated by reference to Exhibit 10.2 filed with the Company’s current report on Form 8-K/A filed by the Registrant on December 20, 2022)
10.27	Sponsor Agreement, dated as of December 14, 2022, by and among M3-Brigade Sponsor III LP, M3-Brigade Acquisition III Corp., Greenfire Resources Ltd. and Greenfire Resources Inc. (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K/A filed by the Registrant on December 20, 2022)
10.28	Form of Investor Support Agreement (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K/A filed by the Registrant on December 20, 2022)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March, 2023.

M3-BRIGADE ACQUISITION III CORP.

By:	/s/ Mohsin Y. Meghji
Name:	Mohsin Y. Meghji
Title:	Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mohsin Y. Meghji	Executive Chairman of the Board of Directors	March 31, 2023
Mohsin Y. Meghji	(Principal Executive Officer)

/s/ Matthew Perkal	Chief Executive Officer	March 31, 2023
Matthew Perkal

/s/ Chris Chaice	Executive Vice President	March 31, 2023
Chris Chaice

/s/ William Gallagher	Executive Vice President	March 31, 2023
William Gallagher

/s/ Charles Garner	Executive Vice President and Secretary	March 31, 2023
Charles Garner

/s/ Christopher Good	Chief Financial Officer	March 31, 2023
Christopher Good

/s/ Frederick Arnold	Director	March 31, 2023
Frederick Arnold

/s/ Alan Carr	Director	March 31, 2023
Alan Carr

/s/ Benjamin Fader-Rattner	Director	March 31, 2023
Benjamin Fader-Rattner

/s/ Scott Malpass	Director	March 31, 2023
Scott Malpass

/s/ William Transier	Director	March 31, 2023
William Transier

/s/ Steven Vincent	Director	March 31, 2023
Steven Vincent

M3-BRIGADE ACQUISITION III CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

M3-Brigade Acquisition III Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of M3-Brigade Acquisition III Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in Class A common stock subject to possible redemption and stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2023

M3-BRIGADE ACQUISITION III CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$497,693	$1,485,734
Prepaid expenses and other current assets	5,853	—
Prepaid insurance	399,947	479,940
Prepaid income taxes	44,735	—
Total current assets	948,228	1,965,674

Prepaid insurance – long term portion	—	399,943
Investments and marketable securities held in trust	306,523,972	303,005,300
Total Assets	$307,472,200	$305,370,917

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,254,640	$774,431
Due to related parties	19,477	192,374
Income taxes payable	—	1,600
Total current liabilities	2,274,117	968,405

Forward purchase agreement liability	338,517	—
Subscription purchase agreement liability	1,325,615	—
Deferred underwriting fees	14,280,000	14,280,000
Total liabilities	18,218,249	15,248,405

Commitments and Contingencies
Class A common stock subject to possible redemption
Class A common stock subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 30,000,000 issued and outstanding; at December 31, 2022 and 2021	306,188,408	303,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized (excluding 30,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021	—	—
Class B common stock. $0.0001 par value, 50,000,000 shares authorized; 7,500,000 issued and outstanding as of December 31, 2022 and 2021	750	750
Additional paid in capital	—	—
Accumulated deficit	(16,935,207)	(12,878,238)
Total Stockholders’ Deficit	(16,934,457)	(12,877,488)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$307,472,200	$305,370,917

The accompanying notes are an integral part of the financial statements.

M3-BRIGADE ACQUISITION III CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from March 25, 2021 (Inception) Through December 31,
	2022	2021
Operating and formation costs	$2,791,936	$562,058
Loss from operations	(2,791,936)	(562,058)

Other income (expense):
Change in fair value of forward purchase agreement liability	(338,517)	—
Initial loss on subscription purchase agreement liability	(1,224,602)	—
Change in fair value of subscription purchase agreement liability	(101,013)	—
Interest earned on marketable securities held in Trust Account	3,827,114	—
Unrealized gain on marketable securities held in Trust Account	560,912	5,300
Dividend on cash and marketable securities held in Trust Account	100,146	—
Total other income, net	2,824,040	5,300

Income (loss) before income tax provision	32,104	(556,758)
Income tax provision	(900,665)	(1,600)
Net loss	$(868,561)	$(558,358)

Weighted average shares outstanding, Class A common stock	30,000,000	7,046,263
Basic and diluted net (loss) income per share, Class A common stock	$(0.00)	$0.82

Weighted average shares outstanding, Class B common stock	7,500,000	7,019,573
Basic and diluted net loss per share, Class B common stock	$(0.11)	$(0.91)

The accompanying notes are an integral part of the financial statements.

M3-BRIGADE ACQUISITION III CORP

STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

AND STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 25, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Class A common stock subject to		Class B		Additional		Total Stockholders
	possible redemption		common stock		Paid In	Accumulated	equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)
Balance—March 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Sale of Class B shares to founders	—	—	7,500,000	750	24,250	—	25,000
Sale of Units during IPO	30,000,000	300,000,000	—	—	—	—	—
Sale of private placement warrants	—	—	—	—	11,290,000	—	11,290,000
Allocation of fair value of public warrants	—	(8,176,627)	—	—	8,176,627	—	8,176,627
Class A common stock issuance costs	—	(20,091,938)	—	—	(542,192)	—	(542,192)
Accretion of carrying value to redemption value	—	31,268,565	—	—	(18,948,685)	(12,319,880)	(31,268,565)
Net loss	—	—	—	—	—	(558,358)	(558,358)
Balance December 31, 2021	30,000,000	303,000,000	7,500,000	750	—	(12,878,238)	(12,877,488)
Accretion of carrying value to redemption value	—	3,188,408	—	—	—	(3,188,408)	(3,188,408)
Net loss	—	—	—	—	—	(868,561)	(868,561)
Balance December 31, 2022	30,000,000	$306,188,408	7,500,000	$750	$—	$(16,935,207)	$(16,934,457)

The accompanying notes are an integral part of the financial statements.

M3-BRIGADE ACQUISITION III CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from March 25, 2021 (Inception) Through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(868,561)	$(558,358)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of forward purchase agreement liability	338,517	—
Initial loss on subscription purchase agreement liability	1,224,602	—
Change in fair value of subscription purchase agreement liability	101,013	—
Interest on marketable securities held in Trust Account	(3,827,114)	—
Unrealized gain on marketable securities held in Trust Account	(560,912)	(5,300)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,853)	—
Prepaid insurance	79,993	(879,883)
Prepaid income taxes	(44,735)	—
Prepaid insurance	399,943	—
Accounts payable and accrued expenses	1,480,209	455,196
Income taxes payable	(1,600)	1,600
Net cash used in operating activities	(1,684,498)	(986,745)

Cash Flows from Investing Activities:
Investment in marketable securities held in Trust Account	—	(303,000,000)
Proceeds from sale and redemption of marketable securities held in Trust Account	913,828,542	—
Purchase of marketable securities held in Trust Account	(912,959,188)	—
Net cash provided by (used in) investing activities	869,354	(303,000,000)

Cash Flows from Financing Activities:
Due to related parties	19,477	—
Repayment of due to related parties	(192,374)	—
Proceeds from sale of private placement warrants	—	11,290,000
Proceeds from sale of shares of Class B common stock	—	25,000
Proceeds from sale of IPO Units, net of costs	—	294,157,479
Net cash (used in) provided by financing activities	(172,897)	305,472,479

Net Change in Cash	(988,041)	1,485,734
Cash – Beginning of period	1,485,734	—
Cash – End of period	$497,693	$1,485,734

Supplemental cash flow information:
Cash paid for income taxes	$947,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs paid through due to related parties	$—	$192,374
Deferred offering costs paid by the Sponsor in exchange for the issuance of shares of Class B common stock	$—	$25,000
Deferred underwriting fees	$—	$14,280,000
Accretion of Class A common stock to redemption value	$3,188,408	$—

The accompanying notes are an integral part of the financial statements.

M3-BRIGADE ACQUISITION III CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 25, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income from the proceeds derived from the IPO.

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

Transaction costs of the IPO amounted to approximately $20,634,000 consisting of $5,220,000 of underwriting fees, $14,280,000 of deferred underwriting fees and approximately $1,134,000 of other offering costs. Net proceeds received from the IPO were approximately $294,157,000 after payment of the underwriting fees of $5,220,000 and approximately $623,000 of other costs.

Following the closing of the IPO on October 26, 2021, an amount of $303,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account. This amount included $3,000,000 from the sale of the Private Placement Warrants in order to provide the investors a $10.10 redemption value per share or $303,000,000 total redemption value. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting fees and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The Company had until October 26, 2022, 12 months from the closing of the Initial Public Offering (assuming the Sponsor does not exercise its option to extend the period of time that the Company has to complete an initial business combination by up to 3 months, up to four times, or such other time period in which the Company must consummate an initial business combination pursuant to an amendment to the Company’s amended and restated certificate of incorporation) to complete a Business Combination (the “Combination Period”). On October 12, 2022, the Company’s board of directors, at the request of the Sponsor, approved an extension of the period of time the Company has to consummate its initial business combination until January 26, 2023. On October 27, 2022, in connection with such extension, the Sponsor or its affiliates or designees deposited an additional $1,696,500 into the Company’s Trust Account, in part from the Company’s working capital, for the benefit of the Company’s public stockholders. On January 18, 2023, the Company’s board of directors, at the request of the Sponsor, approved an extension of the period of time the Company has to consummate its initial business combination until April 26, 2023. On January 27, 2023, in connection with such extension, the Sponsor or its affiliates or designees deposited an additional of $1,696,500 into the Company’s Trust Account, in part from the Company’s working capital, for the benefit of the Company’s public stockholders (see Note 12). The Company’s stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Certificate of Incorporation, in order to extend the period of time to consummate a Business Combination in such a manner, the Sponsor, upon no less than five days’ advance notice prior to the applicable deadline, must deposit an additional $1,696,500 into the Trust Account (which may be in part from the Company’s working capital) on or prior to the date of the applicable deadline, for each 3-month extension. The Sponsor is not obligated to extend the time for the Company to complete a Business Combination. In the event that the Company receives notice from the Sponsor five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds have been timely deposited. Our sponsor has the option to accelerate its extension request, subject to the deposit of the relevant amount of additional funds into the Trust Account, at any time prior to the consummation of the Business Combination with the same effect of extending the time the Company will have to consummate a Business Combination by 3,6, 9 or 12 months, as applicable.

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Recent Developments

Appointment of new members to Board of Directors

On November 1, 2022, the Company appointed two new members to its Board of Directors, each of whom is to be paid a fee of $125,000 for his services. Such fees have been paid in full in December 2022.

Business Combination Agreement

On December 14, 2022, the Company entered into a Business Combination Agreement, by and among the Company, Greenfire Resources Ltd. (“PubCo”), DE Greenfire Merger Sub Inc. (“Merger Sub”), 2476276 Alberta ULC, (“Canadian Merger Sub”), and Greenfire Resources Inc (“Greenfire”).

Conditions to the Closing

The consummation of the Transactions is subject to the satisfaction or waiver of certain customary closing conditions, among others (i) the approval of the Transactions and related matters by the equity holders of the Company and Greenfire, (ii) the absence of any laws or injunctions prohibiting the Transactions, (iii) the accuracy (subject to agreed materiality thresholds) of the parties’ representations and warranties contained in the Business Combination Agreement, (iv) the absence of any “Material Adverse Effect” on either the Company or Greenfire, (v) approval for listing of the PubCo Common Shares by the New York Stock Exchange, (vi) approval of the Plan of Arrangement by the Alberta Court of King’s Bench, and (vii) the parties’ compliance in all material respects with their respective covenants under the Business Combination Agreement.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the Company and Greenfire, (b) by either the Company or Greenfire, if the approval of the equity holders of the Company or Greenfire is not obtained, (c) by either the Company or Greenfire, if the other party has materially breached its covenants or representations under the Business Combination Agreement, (d) by either the Company or Greenfire, if the Closing has not occurred on or before September 14, 2023, subject to either party’s ability to extend such date by two three-month periods in the event that specified approvals have not been obtained, (e) by either the Company or Greenfire, if there is a final, non-appealable order of a governmental authority prohibiting the consummation of the Transactions, and (f) by the Company if Greenfire has not delivered certain specified financial statements by April 15, 2023.

Subscription Purchase Agreements

On December 14, 2022, concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Purchase Agreements”) with certain investors (the “Transaction Financing Investors”), pursuant to which the Transaction Financing Investors have subscribed for an aggregate of (i) 4,950,496 the Company’s Class A Shares for an aggregate purchase price of approximately $50,000,000 (the “PIPE Investment”). The Transaction Financing will be consummated prior to or substantially concurrently with the Closing.

The PIPE Investment will be automatically reduced based on the amount remaining in the Trust Account after giving effect to any redemptions by the Company’s Class A common shareholders.

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Greenfire Shareholder Support Agreement

On December 14, 2022, concurrently with the execution of the Business Combination Agreement, the Company, PubCo, Merger Sub, Canadian Merger Sub and Greenfire  entered into a Shareholder Support Agreement with certain Greenfire shareholders (the “Greenfire Shareholder Support Agreement”), pursuant to which, among other things, such Greenfire shareholders have agreed to vote their Greenfire Shares to approve and adopt the Business Combination Agreement and the Transactions.

Sponsor Agreement

On December 14, 2022, concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company, PubCo and Greenfire entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor has agreed to (a) vote in favor of and support the Business Combination Agreement and the Transactions, (b) consummate the Sponsor Class B Share Forfeitures and the Sponsor Warrant Forfeiture in accordance with the Business Combination Agreement and (c) make a cash payment of $1,000,000 to Greenfire promptly following the Closing.

Investor Support Agreements

Concurrently with the execution of the Business Combination Agreement, the Company entered into Investor Support Agreements with certain holders of the Company’s outstanding public warrants, pursuant to which, among other things, such warrant holders agreed to vote all of the Company’s public warrants currently held by them in favor of any amendment to the terms of the Company’s public warrants solely to amend the terms of the public warrants together with any amendments required to give effect thereto such that all of the public warrants shall be exchanged for $0.50 per whole SPAC Warrant upon the closing of the Business Combination.

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Liquidity and Going Concern

At December 31, 2022, the Company had $497,693 of cash outside of the Trust and working capital deficit of $1,325,889. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Additionally, related parties have paid certain offering and operating costs on behalf of the Company as needed. As of December 31, 2022 and 2021, the Company owed $19,477 and $192,374 respectively, to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination.

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022, investment securities in the Company’s Trust Account consisted of U.S. government securities and mutual funds that invest primarily in U.S. government securities and, at December 31, 2021, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets (see Fair Value Measurements and Note 10).

These securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividends, interest earned, and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets for identical assets.

During the year ended December 31, 2022, the Company withdrew $2,666,000 of dividend and interest income from the Trust account for working capital and to pay taxes.  There were no withdrawals made during the year ended December 31, 2021. Of this amount, $1,650,000 was utilized as payment for the extension fee during the year ended December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage. At December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. At December 31, 2022 and 2021, the shares of Class A common stock subject to possible redemption in the amount of $306,188,408 and $303,000,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. The Company acknowledges that Class A common stock subject to possible redemption is not true liability or debt, so it doesn’t have to follow debt model. While Trust account balance is reduced by the actual tax payments and withdrawal for payment of working capital expenses, it is acceptable for Class A common stock subject to possible redemption balance to be reduced by the eligible tax expenses recorded (paid or unpaid) under the assumption that the accrued amount will be paid eventually, so such amount does not belong to the public investors. For the year ended December 31, 2022, the Company recorded $3,188,408, in accretion related to dividend and interest earned on cash and marketable securities held in the Trust Account and deposit made representing the payment for extension fee. Accretion attributable to the holders of the Class A common stock subject to possible redemption is reduced by $200,000 and $180,299 of franchise taxes payable in 2022 and 2021, respectively, offset by $44,735 and $0 of prepaid income taxes for 2022 and 2021, respectively. The reconciliation of Class A common stock subject to possible redemption is discussed in Note 8.

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Net Income (Loss) Per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each of the periods, excluding common shares forfeited. The Company has not considered the effect of the 10,000,000 and 7,526,667 shares of Class A common stock issuable upon exercise of the public and private warrants, respectively, in the calculation of diluted income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per common share presented in the statements of operations is based upon the following:

	For the Year Ended December 31,	For the period from March 25 2021 (inception) through December 31,
	2022	2021
Net loss	$(868,561)	$(558,358)
Accretion of temporary equity to redemption value	(3,188,408)	(31,268,565)
Net loss including accretion of temporary equity to redemption value	$(4,056,969)	$(31,826,923)

	For the Year Ended December 31,		For the period from March 25, 2021 (inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(3,245,575)	$(811,394)	$(25,459,018)	$(6,367,905)
Allocation of accretion of temporary equity to redemption value	3,188,408	-	31,268,565	-
Allocation of net income (loss)	$(57,167)	$(811,394)	$5,809,547	$(6,367,905)
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	7,046,263	7,019,573
Basic and diluted income (loss) per share	$(0.00)	$(0.11)	$0.82	$(0.91)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1, “Other Assets and Deferred Costs” and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of approximately $1,134,000 consist principally of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriter fees of $19,500,000 in the aggregate, totaled approximately $20,634,000. Of such offering costs, approximately $20,092,000 were initially charged to Class A common stock subject to possible redemption upon completion of the Initial Public Offering and approximately $542,000, which were allocated to the Public Warrants and the Private Placement Warrants, and initially in Additional Paid-In Capital.

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

On December 14, 2022, the Company entered into an FPA Termination Agreement, by and among the Company, M3-Brigade III FPA LP, HT Investments, LLC, Brigade Capital GP, LLC, and the Sponsor, pursuant to which, among other things, the parties agreed to terminate the forward purchase agreement, dated October 21, 2021, by and between the Company and M3-Brigade FPA LP. While the Company has entered into the agreement to terminate the forward purchase option, the forward purchase option remains outstanding until the closing of the Business Combination.

The Company accounts for the Forward Purchase Agreement (“FPA Agreement”) as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the FPA Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. Accordingly, a $338,517 and $0 has been ascribed to such liability at December 31, 2022 and 2021, respectively.

Subscription Purchase Agreement Liability

On December 14, 2022, the Company entered into the Subscription Purchase Agreements (see Note 1). The Company accounts for the Subscription Purchase Agreements as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Subscription Purchase Agreements is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. Accordingly, a $1,325,615 and $0 has been ascribed to such liability at December 31, 2022 and 2021, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, with the exception of the forward purchase agreement and marketable securities held in Trust Account, approximates the carrying amounts as presented in the accompanying balance sheets, primarily due to their short-term nature. The fair value of the forward purchase agreement liability and investments and marketable securities held in trust is discussed further in Note 10.

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position relating to income taxes.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

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

The Company paid an underwriting fee of 2.0% of the per Unit offering price to the underwriters at the closing of the Initial Public Offering, based upon the number of Units sold without giving effect to the exercise of the underwriter’s overallotment option. An additional 4.5% of the gross offering proceeds (or 6.5%, with respect to the portion of the gross offering proceeds attributable to the underwriter’s exercise of its overallotment option) will be payable upon the Company’s completion of a Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On April 12, 2021, the Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for $25,000. On September 7, 2021, the Company effected a reverse stock split of 0.625 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the Sponsor holding 7,187,500 founder shares. On October 21, 2021, the Company effected a stock dividend of .044 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the Sponsor holding 7,503,750 founder shares. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Initial Public Offering, except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. Each Founder Share is automatically convertible to a share of Class A common stock on a one-for-one basis at the time of the Company’s initial business combination. The Founder Shares included an aggregate of up to 978,750 Founder Shares subject to forfeiture to the extent that the Underwriter’s over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On October 25, 2021, the Sponsor forfeited 3,750 Founder Shares in connection with the Underwriter not fully exercising their option to purchase additional units, resulting in the Sponsor holding 7,500,000 Founder Shares. All share amounts and related information have been retroactively restated to reflect the reverse stock split, stock dividend and share forfeiture.

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

DECEMBER 31, 2022 AND 2021

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

Due to Related Parties

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

An affiliate of the Sponsor paid $192,374 of expenses on behalf of the Company prior to the Initial Public Offering. Such advances were to be repaid by the Company out of funds held outside the Trust Account and were repaid on March 30, 2022. As of December 31, 2022 and 2021, there were $19,477 and $192,374 outstanding balance under due to related parties, respectively.

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

The Company accounts for the Forward Purchase Agreement in accordance with the guidance in ASC 815-40 and accounts for such agreements as derivative liability. The liability is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. A $338,517 and $0 has been ascribed to such liability at December 31, 2022 and 2021, respectively.

On December 14, 2022, the Company entered into an FPA Termination Agreement, by and among the Company, M3-Brigade III FPA LP, , HT Investments, LLC, Brigade Capital GP, LLC, and the Sponsor, pursuant to which, among other things, the parties agreed to terminate the forward purchase agreement, dated October 21, 2021, by and between the Company and M3-Brigade FPA LP. The termination of the forward purchase agreement is contingent upon the closing of the Business Combination.

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account and interest accrued on funds in the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account and any interest accrued on funds in the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account, other than such interest earnings, would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accrued expenses as of December 31, 2022 were comprised as follows:

Professional fees and expenses	$1,853,293
Printing and engraving	9,708
Other expenses	391,639
Total	$2,254,640

The Company’s accrued expenses as of December 31, 2021 were comprised as follows:

Professional fees and expenses	$397,000
NYSE listing and filing fees	172,000
Printing and engraving	40,000
Other expenses	165,431
Total	$774,431

Of such accrued expenses at December 31, 2022 and 2021, $150,517 and $319,235 are unpaid offering costs related to the Company’s IPO, respectively.

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Contingent Fee Arrangement

The Company entered into an agreement with a legal vendor to provide services in the event of a potential business combination.  This agreement provides for payments of completion of due diligence and drafting of a definitive merger agreement, resulting in total payments of up to approximately $300,000 and is contingent and payable upon the completion of business combination. Additional fees will be payable to such legal vendor in the event that the initial business combination is satisfied, with the amount of such fees to be determined at that time based upon a variety of factors.

NOTE 8 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. At December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Proceeds at issuance date (October 26, 2021)	$300,000,000
Less:
Proceeds allocated to public warrants	(8,176,627)
Class A common stock issuance cost	(20,091,938)
Plus:
Accretion of carrying value to redemption value	31,268,565
Balance at December 31, 2021	303,000,000
Plus:
Accretion of carrying value to redemption value	3,188,408
Balance at December 31, 2022	$306,188,408

NOTE 9 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2022 and 2021, 30,000,000 shares of Class A common stock were issued and outstanding. All such shares are presented outside of permanent equity since the shares are subject to possible redemption by the holders of Class A common stock under the caption Class A common stock subject to possible redemption.

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

If holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering his, her or its warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that the Company has agreed that these warrants will be exercisable on a cashless basis so long as they are held by the Company’s Sponsor and permitted transferees is because it is not known at this time whether they will be affiliated with the Company following a business combination. If they remain affiliated with the Company, their ability to sell the Company’s securities in the open market will be significantly limited. The Company expects to have policies in place that prohibit insiders from selling the Company’s securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell the Company’s securities, an insider cannot trade in the Company’s securities if he or she is in possession of material non-public information. Accordingly, unlike public stockholders who could exercise their warrants and sell the shares of Class A common stock received upon such exercise freely in the open market in order to recoup the cost of such exercise, the insiders could be significantly restricted from selling such securities. As a result, The Company believes that allowing the holders to exercise such warrants on a cashless basis is appropriate.

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

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 10 — RECURRING FAIR VALUE MEASUREMENTS

At December 31, 2022, the assets held in the Trust Account were substantially held in U.S. government securities and in mutual funds that invest primarily in U.S. government securities and, at December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities, and (in either such case) reported at fair value. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s forward purchase agreement liability and subscription purchase agreement liability are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The fair value of the forward purchase agreement liability is classified within Level 3 of the fair value hierarchy and a $338,517 and $0 has been ascribed to such liability at December 31, 2022 and 2021, respectively. The fair value of the subscription purchase agreement liability is classified within Level 3 of the fair value hierarchy and a $1,325,615 and $0 has been ascribed to such liability at December 31, 2022 and 2021, respectively.

The following table presents fair value information as of December 31, 2022 and 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	Level	December 31, 2022	December 31, 2021
Assets:
Investments and marketable securities held in trust	1	$306,523,972	$303,005,300
Liabilities:
Forward purchase agreement liability	3	$338,517	$—
Subscription purchase agreement liability	3	$1,325,615	$—

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Forward Purchase Agreement Liability

In order to calculate the fair value of the forward purchase agreement liability, the Company utilized the following inputs:

	December 31, 2022	December 31, 2021
Probability of business combination	90%	100%
Underlying common stock price	$10.14	$9.87
Cash flow discount rate	3.99%	0.08%
Unit purchase price	$10.00	$10.00
Estimated maturity date	06/20/2023	6/14/2022
Probability of forward purchase agreement being utilized	0%	0%

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) liability:

FPA
Fair value as of January 1, 2022	$—
Change in fair value	338,517
Fair value as of December 31, 2022	$338,517

The changes in the fair value of the forward purchase agreement liability for the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021 are $338,517 and $0, respectively.

Subscription Purchase Agreement Liability

In order to calculate the fair value of the subscription purchase agreement liability, the Company utilized the following inputs:

	December 14, 2022 (Initial measurement)	December 31, 2022
Probability of business combination	90%	90%
Underlying common stock price	$10.10	$10.14
Cash flow discount rate	4.68%	3.99%
Unit purchase price	$10.10	10.10
Estimated maturity date	06/20/2023	6/20/2023
Probability of subscription purchase agreement being utilized	0%	0%

The following table presents the changes in the fair value of the subscription purchase agreement (“SPA”) liability:

SPA
Fair value as of December 14, 2022 (initial measurement)	$1,224,602
Change in fair value	101,013
Fair value as of December 31, 2022	$1,325,615

The changes in the fair value of the subscription purchase agreement liability for the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021 are $101,013 and $0, respectively.

There were no transfers between levels during the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021.

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 11 — INCOME TAXES

The components of income tax expense for the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021 are as follows:

	December 31,
	2022	2021
Federal:
Current income tax expense	$900,665	$1,600
Deferred income tax benefit	(217,432)	(118,032)
State and local:
Current income tax expense	—	—
Deferred income tax expense (benefit)	76,832	(76,832)
Valuation allowance	140,600	195,000
Income tax provision	$900,665	$1,600

Deferred tax benefits noted below are fully reserved due to the uncertainty of future utilization. The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Startup/organization expenses	$336,457	$195,000
Net operating loss carryforward	(992)	—
Total deferred tax assets	335,465	195,000
Valuation allowance	(335,465)	(195,000)
Net deferred tax assets	$—	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $140,465. For the period from March 25, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $195,000.

M3-BRIGADE ACQUISITION III CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2022 and for the period from March 25, 2021 (Inception) through December 31, 2021 is as follows:

	For the year ended December 31, 2022	For the period from March 25, 2021 (Inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	14.0%
True-up adjustment for state taxes	239.3%	0.0%
Business combination expenses	1,001.8%	0.0%
Fines and penalties	16.8%	0.0%
Change in fair value of forward purchase agreement liability	221.4%	0.0%
Change in fair value of subscription purchase agreement liability	867.1%	0.0%
Valuation allowance	437.9%	(35.0)%
Income tax provision	2,805.4%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax return for the year ended December 31, 2022 remains open to examination by the taxing authorities. The Company’s tax return for the period from March 25, 2021 (inception) through December 31, 2021 has been filed with taxing authorities on September 27, 2022.

NOTE 12 — SUBSEQUENT EVENTS

On January 18, 2023, the Company’s board of directors, at the request of the Sponsor, approved an extension of the period of time the Company has to consummate its initial business combination until April 26, 2023. On January 27, 2023, in connection with such extension, the Sponsor or its affiliates or designees deposited an additional of $1,696,500 into the Company’s Trust Account, in part from the Company’s working capital, for the benefit of the Company’s public stockholders.