Form 10-Q
period 2023-03-31
M3-Brigade Acquisition III Corp.
filed 2023-06-02
CIK 1856589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

(212) 202-2200

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable public warrant	MBSC.U	New York Stock Exchange
Class A common stock, $0.0001 par value per share	MBSC	New York Stock Exchange
Public warrants, each whole public warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	MBSC.WS	New York Stock Exchange

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

As of June 2, 2023, there were 30,000,000 shares of Class A common stock, $0.0001 par value and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

M3-BRIGADE ACQUISITION III CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Balance Sheets as of March 31, 2023, and December 31, 2022	1
Condensed Statements of Operations for the Three Months Ended March 31, 2023 and 2022	2
Condensed Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit for the Three Months Ended March 31, 2023 and 2022	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	30
Item 4. Controls and Procedures	30
Part II. Other Information
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	33
Part III. Signatures	34

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash	$246,955	$497,693
Prepaid expenses and other current assets	54,424	5,853
Prepaid insurance	279,963	399,947
Prepaid income taxes	—	44,735
Total current assets	581,342	948,228

Marketable securities held in Trust Account	309,883,192	306,523,972
Total Assets	$310,464,534	$307,472,200

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,340,554	$2,254,640
Due to related parties	20,747	19,477
Income taxes payable	639,702	—
Total current liabilities	3,001,003	2,274,117

Forward purchase agreement liability	43,105	338,517
Subscription purchase agreement liability	2,242,913	1,325,615
Deferred underwriting fees	14,280,000	14,280,000
Total liabilities	19,567,021	18,218,249

Commitments and Contingencies
Class A common stock subject to possible redemption
Class A common stock subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 30,000,000 issued and outstanding as of March 31, 2023 and December 31, 2022	308,798,204	306,188,408

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized (excluding 30,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B common stock. $0.0001 par value, 50,000,000 shares authorized; 7,500,000 issued and outstanding as of March 31, 2023 and December 31, 2022	750	750
Additional paid in capital	—	—
Accumulated deficit	(17,901,441)	(16,935,207)
Total Stockholders’ Deficit	(17,900,691)	(16,934,457)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$310,464,534	$307,472,200

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating costs	$359,334	$352,421
Loss from operations	(359,334)	(352,421)

Other income (expense):
Change in fair value of forward purchase agreement liability	295,412	(380,040)
Change in fair value of subscription purchase agreement liability	(917,298)	—
Gain on marketable securities (net), dividends and interest on cash and marketable securities held in Trust Account	62,245	30,512
Unrealized gain on marketable securities held in Trust Account	3,246,974	—
Total other income (expense)	2,687,333	(349,528)

Income (loss) before provision for income taxes	2,327,999	(701,949)
Provision for income taxes	(684,437)	—
Net income (loss)	$1,643,562	$(701,949)

Weighted average shares outstanding, Class A common stock	30,000,000	30,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.02)

Weighted average shares outstanding, Class B common stock	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$(0.03)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A
	common stock subject to possible redemption		Class B common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	30,000,000	$306,188,408	7,500,000	$750	$—	$(16,935,207)	$(16,934,457)
Accretion of Class A common stock to redemption value	—	2,609,796	—	—	—	(2,609,796)	(2,609,796)
Net income	—	—	—	—	—	1,643,562	1,643,562
Balance — March 31, 2023	30,000,000	$308,798,204	7,500,000	$750	$—	$(17,901,441)	$(17,900,691)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A
	common stock subject to possible redemption		Class B common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	30,000,000	$303,000,000	7,500,000	$750	$—	$(12,878,238)	$(12,877,488)
Accretion of Class A common stock to redemption value	—	35,812	—	—	—	(35,812)	(35,812)
Net loss	—	—	—	—	—	(701,949)	(701,949)
Balance — March 31, 2022	30,000,000	$303,035,812	7,500,000	$750	$—	$(13,615,999)	$(13,615,249)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,643,562	$(701,949)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of forward purchase agreement liability	(295,412)	380,040
Change in fair value of subscription purchase agreement liability	917,298	—
Gain on marketable securities (net), dividends and interest on cash and marketable securities held in Trust Account	—	(30,512)
Unrealized gain on marketable securities held in Trust Account	(3,246,974)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(48,571)	(6,283)
Prepaid insurance	119,984	119,984
Prepaid income taxes	44,735	—
Income taxes payable	639,702	—
Accounts payable and accrued expenses	85,914	125,250
Net cash used in operating activities	(139,762)	(113,470)

Cash Flows from Investing Activities:
Proceeds from sale and redemption of marketable securities held in Trust Account	1,644,497	—
Purchase of marketable securities held in Trust Account	(1,756,743)	—
Net cash used in investing activities	(112,246)	—

Cash Flows from Financing Activities:
Proceeds from related party	1,270	—
Repayment of due to related parties	—	(192,374)
Net cash provided by (used in) financing activities	1,270	(192,374)

Net Change in Cash	(250,738)	(305,844)
Cash – Beginning of period	497,693	1,485,734
Cash – End of period	$246,955	$1,179,890

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A common stock to redemption value	$2,609,796	$35,812

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 25, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income from the proceeds derived from the IPO.

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

March 31, 2023

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares (a) in connection with the Company’s liquidation, (b) if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and (c) in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, “Redeemable Non-controlling Interest, Equity”, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the shares of Class A common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20, “Debt— Debt with Conversion and other Options”. Because of the redemption feature noted above, the shares of Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares (as defined in Note 4) if the Company fails to complete a Business Combination within the Combination Period (as defined below) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The Company’s charter provides that it initially had until October 26, 2022, which was 12 months from the closing of the Initial Public Offering, to complete a Business Combination, but also provides the Company with the right to (a) extend such period of time by up to 3 months, up to four times (each, an “Optional Extension”) and (b) seek an extension of such time period to a later date pursuant to an amendment to the Company’s amended and restated certificate of incorporation (the period in which to complete an initial Business Combination, after giving effect to any extensions, being referred to as the “Combination Period”). In order to effect an Optional Extension, the Sponsor is required to give at least five days’ advance notice to the Company prior to the applicable deadline and then to deposit an additional $1,696,500 into the Company’s Trust Account for the benefit of the Company’s public stockholders, which amount was drawn from the accrued interest held in the Trust, and deposited into the Trust. The Company’s board of directors, at the request of the Sponsor, has approved three Optional Extensions, such that the period of time available to the Company to consummate an initial Business Combination currently expires on July 26, 2023, and the Company retains one additional Extension Option to extend such date to October 26, 2023.  In connection with the exercise of each such Extension Option, the Company has deposited an additional $1,696,500 into the Trust Account for the benefit of the Company’s public stockholders, which amount was drawn from the accrued interest held in the Trust and deposited into the Trust. The Company’s charter allows distribution of accrued interest on the Trust Account to be withdrawn from the Company’s Trust Account for working capital purposes. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with the exercise of any Optional Extensions. The Sponsor is not obligated to extend the time for the Company to complete a Business Combination.

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

March 31, 2023

(Unaudited)

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

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the Company and Greenfire, (b) by either the Company or Greenfire, if the approval of the equity holders of the Company or Greenfire is not obtained, (c) by either the Company or Greenfire, if the other party has materially breached its covenants or representations under the Business Combination Agreement, (d) by either the Company or Greenfire, if the Closing has not occurred on or before September 14, 2023, subject to either party’s ability to extend such date by two three-month periods in the event that specified approvals have not been obtained, (e) by either the Company or Greenfire, if there is a final, non-appealable order of a governmental authority prohibiting the consummation of the Transactions, and (f) by the Company if Greenfire has not delivered certain specified financial statements by April 15, 2023. There have been no termination events to date of filing this Form 10-Q.

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

March 31, 2023

(Unaudited)

Risks and Uncertainties

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

Liquidity and Going Concern

At March 31, 2023, the Company had $246,955 of cash outside of the Trust Account and a working capital deficit of $2,419,661. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. As of December 31, 2022 and March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

Additionally, related parties have paid certain offering and operating costs on behalf of the Company as needed. As of March 31, 2023 and December 31, 2022, the Company owed $20,747 and $19,477 respectively, to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination.

The Company’s assessment of going concern considerations was made in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential Business Combination transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, investment securities in the Company’s Trust Account consisted of U.S. government securities and mutual funds that invest primarily in U.S. government securities. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets (see Fair Value Measurements and Note 9).

These securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in Gain on marketable securities (net), dividends and interest on cash and marketable securities held in Trust Account in the accompanying statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets for identical assets.

During the three months ended March 31, 2023, the Company withdrew $1,646,500 of dividend and interest income from the Trust Account for payment of the extension fee.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in accumulated deficit. While the Trust Account balance is reduced by the actual tax payments and withdrawal for payment of working capital expenses, it is acceptable for Class A common stock subject to possible redemption balance to be reduced by the eligible tax expenses recorded (paid or unpaid) under the assumption that the accrued amount will be paid eventually, so such amount does not belong to the public investors. For the period ended March 31, 2023, the Company recorded $2,609,796, in accretion related to Gain on marketable securities (net), dividends and interest on cash and marketable securities held in Trust Account and deposit made representing the payment for extension fee. Accretion attributable to the holders of the Class A common stock subject to possible redemption is reduced by $50,000 and $200,000 of franchise taxes payable for the three months ended March 31, 2023 and 2022, respectively, offset by $0 and $44,735 of prepaid income taxes for the three months ended March 31, 2023 and 2022, respectively.

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

The Company’s statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The net income (loss) per common share presented in the statements of operations is based upon the following:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net income (loss)	$1,643,562	$(701,949)
Accretion of temporary equity to redemption value	(2,609,796)	(35,812)
Net income (loss) including accretion of temporary equity to redemption value	$(966,234)	$(737,761)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(772,987)	$(193,247)	$(590,209)	$(147,552)
Allocation of accretion of temporary equity to redemption value	2,609,796	—	—	—
Allocation of net income (loss)	$1,836,809	$(193,247)	$(590,209)	$(147,552)
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted income (loss) per share	$0.06	$(0.03)	$(0.02)	$(0.02)

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

The Company accounts for the Forward Purchase Agreement (“FPA Agreement”) as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the FPA Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. Accordingly, $43,105 and $338,517 has been ascribed to such liability as of March 31, 2023 and December 31, 2022, respectively.

Subscription Purchase Agreement Liability

On December 14, 2022, the Company entered into Subscription Purchase Agreements. The Company accounts for the Subscription Purchase Agreements as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Subscription Purchase Agreements is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. Accordingly, $2,242,913 and $1,325,615 has been ascribed to such liability as of March 31, 2023 and December 31, 2022, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, with the exception of the forward purchase agreement, the subscription purchase agreement liability, and marketable securities held in Trust Account, approximates the carrying amounts as presented in the accompanying balance sheets, primarily due to their short-term nature.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

Income Taxes

ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax liability had a full valuation allowance recorded against it, respectively.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year-to-date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 29.40% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in forward purchase agreement, subscription purchase agreement and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

March 31, 2023

(Unaudited)

NOTE 3 — PRIVATE PLACEMENT

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

NOTE 4 — RELATED PARTY TRANSACTIONS

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

March 31, 2023

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

Due to Related Parties

An affiliate of the Sponsor paid $192,374 of expenses on behalf of the Company prior to the Initial Public Offering. Such advances were to be repaid by the Company out of funds held outside the Trust Account and were repaid on March 30, 2022. As of March 31, 2023 and December 31, 2022, there were $20,747 and $19,477 outstanding balance under due to affiliate, respectively.

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

The Company accounts for the Forward Purchase Agreement in accordance with the guidance in ASC 815-40 and accounts for such agreements as derivative liability. The liability is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. As of March 31, 2023 and December 31, 2022, the liability on account of the Forward Purchase Agreement was $43,105 and $338,517, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account and interest accrued on funds in the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account and any interest accrued on funds in the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account, other than such interest earnings, would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 5 — ACCRUED EXPENSES

The Company’s accrued expenses as of March 31, 2023 were comprised as follows:

Professional fees and expenses	$1,868,999
Printing and engraving	6,561
Other expenses	464,994
Total	$2,340,554

The Company’s accrued expenses as of December 31, 2022 were comprised as follows:

Professional fees and expenses	$1,853,293
Printing and engraving	9,708
Other expenses	391,639
Total	$2,254,640

Of such accrued expenses at March 31, 2023 and December 31, 2022, $150,517 are unpaid offering costs related to the Company’s IPO, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

The Underwriter was paid a cash underwriting discount of $0.20 per Unit (without giving effect to the Units issued upon the partial exercise by the underwriter of its over-allotment option; or $0.17 per Unit after giving effect to the incremental Units issued pursuant to such exercise). In addition, the Underwriter will be entitled to a deferred fee of $0.65 per Unit sold pursuant to the Initial Public Offering (after giving to the underwriter’s partial exercise of its overallotment option), or $14,280,000 in the aggregate. The deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 7 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. At March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Proceeds at issuance date (October 26, 2021)	$300,000,000
Less:
Proceeds allocated to public warrants	(8,176,627)
Class A common stock issuance cost	(20,091,938)
Plus:
Accretion of carrying value to redemption value	34,456,973
Balance at December 31, 2022	306,188,408
Plus:
Accretion of carrying value to redemption value	2,609,796
Balance at March 31, 2023	$308,798,204

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, 30,000,000 shares of Class A common stock issued and outstanding. All such shares are presented outside of permanent equity since the shares are subject to possible redemption by the holders of Class A common stock.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

March 31, 2023

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

March 31, 2023

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

In order to finance transaction costs in connection with an intended initial business combination, the Company’s sponsor or an affiliate of the Company’s sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the Company’s initial business combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. There were no working capital loans outstanding as of March 31, 2023 and December 31, 2022.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 9 — RECURRING FAIR VALUE MEASUREMENTS

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in U.S. government securities and in mutual funds that invest primarily in U.S. government securities and (in either such case) reported at fair value. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s Forward Purchase Agreement liability and subscription purchase agreement liability are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The fair value of the Forward Purchase Agreement liability is classified within Level 3 of the fair value hierarchy and a $43,105 and $338,517 has been ascribed to such liability at March 31, 2023 and December 31, 2022, respectively. The fair value of the subscription purchase agreement liability is classified within Level 3 of the fair value hierarchy and a $2,242,913 and $1,325,615 has been ascribed to such liability at March 31, 2023 and December 31, 2022, respectively.

The following table presents fair value information as of March 31, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	Level	March 31, 2023	December 31, 2022
Assets:
Investments and marketable securities held in trust	1	$309,883,192	$306,523,972
Liabilities:
Forward purchase agreement liability	3	$43,105	$338,517
Subscription purchase agreement liability	3	$2,242,913	$1,325,615

Forward Purchase Agreement Liability

In order to calculate the fair value of the forward purchase agreement liability, the Company utilized the following inputs:

	March 31, 2023	December 31, 2022
Probability of business combination	95%	90%
Underlying common stock price	$10.33	$10.14
Risk-free rate	4.94%	3.99%
Unit purchase price	$10.00	$10.00
Estimated maturity date	09/30/2023	06/20/2023

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) liability:

FPA
Fair value as of January 1, 2023	$338,517
Change in fair value	(295,412)
Fair value as of March 31, 2023	$43,105

FPA
Fair value as of January 1, 2022	$—
Change in fair value	380,040
Fair value as of March 31, 2022	$380,040

The changes in the fair value of the forward purchase agreement liability for the three months ended March 31, 2023 and 2022 are $295,412 and $380,040, respectively.

Subscription Purchase Agreement Liability

In order to calculate the fair value of the subscription purchase agreement liability, the Company utilized the following inputs:

	March 31, 2023	December 31, 2022
Probability of business combination	95%	90%
Underlying common stock price	$10.33	$10.14
Risk-free rate	4.94%	3.99%
Unit purchase price	$10.10	10.10
Estimated maturity date	9/30/2023	6/20/2023

The following table presents the changes in the fair value of the subscription purchase agreement (“SPA”) liability:

SPA
Fair value as of January 1, 2023	$1,325,615
Change in fair value	917,298
Fair value as of March 31, 2023	$2,242,913

The changes in the fair value of the subscription purchase agreement liability for the three months ended March 31, 2023 and 2022 are $917,298 and $0, respectively.

There were no transfers between fair value levels during the periods ended March 31, 2023 and 2022.

NOTE 10 — SUBSEQUENT EVENTS

On April 13, 2023, the Company’s board of directors, at the request of the Sponsor, approved an extension of the period of time the Company has to consummate its initial business combination from April 26, 2023 to July 26, 2023. On April 18, 2023, in connection with such extension, the Sponsor and its affiliates or designees deposited an additional of $1,696,500 into the Company’s Trust Account, which amount was drawn from the accrued interest held in the Trust, and deposited into the Trust Account.

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

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of MBSC and Greenfire, (b) by either MBSC or Greenfire, if the approval of the equity holders of MBSC or Greenfire is not obtained, (c) by either MBSC or Greenfire, if the other party has materially breached its covenants or representations under the Business Combination Agreement, (d) by either MBSC or Greenfire, if the Closing has not occurred on or before September 14, 2023, subject to either party’s ability to extend such date by two three-month periods in the event that specified approvals have not been obtained, (e) by either MBSC or Greenfire, if there is a final, non-appealable order of a governmental authority prohibiting the consummation of the Transactions, and (f) by MBSC if Greenfire has not delivered certain specified financial statements by April 15, 2023. There has been no termination to date of filing this Form 10-Q.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 25, 2021 (inception) through March 31, 2023 were the search for a target company for a Business Combination and activities in connection with the Greenfire Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of dividend and interest income on cash and marketable securities held in trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $1,643,562, which consists of dividend on cash and marketable securities held in trust account of $62,245, unrealized gain on marketable securities held in trust account of $3,246,974 and change in fair value of forward purchase agreement liability of $295,412, offset by change in fair value of subscription purchase agreement liability of $917,298, operating and formation costs of $359,334 and provision for income taxes of $684,437.

For the three months ended March 31, 2022, we had a net loss of $701,949, which consists of formation and operating costs of $352,421 and the change in fair value of derivative liabilities – Forward Purchase Agreement of $380,040, offset by the gain on marketable securities (net), dividends and interest on cash held in the trust account of $30,512.

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

On October 26, 2021, following the Initial Public Offering, the partial exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $303,000,000 (including $3,000,000 from the proceeds of the Private Placement Warrants) was placed in the trust account.

For the three months ended March 31, 2023, cash used in operating activities was $139,762. Net income for the three months ended March 31, 2023 was $1,643,562 and was affected by unrealized gain on marketable securities held in trust account of $3,246,974 and change in fair value of forward purchase agreement liability of $295,412, offset by change in fair value of subscription purchase agreement liability of $917,298. Changes in operating assets and liabilities provided $841,764 of cash from operating activities.

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

As of March 31, 2023, we had cash and marketable securities held in the trust account of $309,883,192. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes and for working capital purposes. During the three months ended March 31, 2023, the Company withdrew $1,646,500 of dividend and interest income from the trust account for working capital and to pay taxes. During the three months ended March 31, 2022, the Company did not withdraw any dividend and interest income from the trust account for working capital and to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $246,955 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest. As of March 31, 2023 and December 31, 2022, there were no working capital loans outstanding.

An affiliate of the sponsor paid $192,374 of expenses on behalf of the Company prior to the Initial Public Offering. Such advances were to be repaid by the Company out of funds held outside the trust account and were repaid on March 30, 2022. As of March 31, 2023 and December 31, 2022, there were $20,747 and $19,477 outstanding balance under due to related parties, respectively.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates, other than the following:

Derivative Liabilities

Forward purchase agreement and subscription purchase agreement are accounted for as liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, and presented as derivative liabilities on the March 31, 2023 and December 31, 2022 balance sheets. The derivative liabilities were measured at fair value at inception and on a recurring basis, which changes in fair values are presented within change in fair value of derivative liabilities in the statements of operations. In order to capture the market conditions associated with the forward purchase agreement and subscription purchase agreement derivative liabilities, the Company engaged third-party valuation firm to conduct valuation on these derivative liabilities using Probability Weighted Expected Return Method (“PWERM”). PWERM is a multistep process in which value is estimated on the probability-weighted present value of various future outcomes. Future security value under each scenario is estimated. Each outcome and related security values are weighted based on the probability of the outcome occurring. The security values are discounted back to the valuation date using appropriate discount rate.

The key inputs used for forward purchase agreement liability were as follow:

	March 31, 2023	December 31, 2022
Probability of business combination	95%	90%
Underlying common stock price	$10.33	$10.14
Risk-free rate	4.94%	3.99%
Unit purchase price	$10.00	$10.00
Estimated maturity date	09/30/2023	06/20/2023

The key inputs used for subscription purchase agreement liability were as follow:

	March 31, 2023	December 31, 2022
Probability of business combination	95%	90%
Underlying common stock price	$10.33	$10.14
Risk-free rate	4.94%	3.99%
Unit purchase price	$10.10	10.10
Estimated maturity date	9/30/2023	6/20/2023

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. They concluded that our disclosure controls and procedures were not effective as of March 31, 2023 as the material weaknesses in our (a) control environment which resulted in inadequate oversight over the performance of controls and our control activities due to a lack of sufficient personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements, which resulted in additional material weaknesses in our financial reporting process, specifically related to (b) a failure to properly design and implement controls over (i) the presentation of earnings per share and cash flow activity; (ii) complex accounting; and (iii) the review of third party valuations, all of which were previously identified and disclosed as of December 31, 2022 in our 2022 Annual report on Form 10-K and continue to exist as of March 31, 2023. During the first quarter of 2023, these material weaknesses resulted in a failure to detect errors in the valuation of the forward purchase agreement and subscription purchase agreement. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Remediation Plans

Management plans to remediate the material weaknesses by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Except for the remediation plans in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and in the Company’s Annual Report on Form 10-K for the period from March 25, 2021 (inception) through December 31, 2022. As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement or such Annual Report filed with the SEC. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

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

M3-BRIGADE ACQUISITION III CORP.

Date: June 2, 2023	By:	/s/ Mohsin Y. Meghji
	Name:	Mohsin Y. Meghji
	Title:	Executive Chairman

Date: June 2, 2023	By:	/s/ Christopher Good
	Name:	Christopher Good
	Title:	Chief Financial Officer