Form 10-Q
period 2023-06-30
M3-Brigade Acquisition III Corp.
filed 2023-08-18
CIK 1856589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 18, 2023, there were 30,000,000 shares of Class A common stock, $0.0001 par value and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

M3-BRIGADE ACQUISITION III CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash	$498,089	$497,693
Prepaid expenses and other current assets	17,995	5,853
Prepaid insurance	159,979	399,947
Prepaid income taxes	—	44,735
Total current assets	676,063	948,228

Marketable securities held in Trust Account	312,953,334	306,523,972
Total Assets	$313,629,397	$307,472,200

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,487,999	$2,254,640
Due to related parties	20,747	19,477
Income taxes payable	1,354,702	—
Total current liabilities	3,863,448	2,274,117

Forward purchase agreement liability	—	338,517
Subscription purchase agreement liability	1,924,301	1,325,615
Deferred underwriting fees	14,280,000	14,280,000
Total liabilities	20,067,749	18,218,249

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption
Class A common stock subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 30,000,000 issued and outstanding as of June 30, 2023 and December 31, 2022	311,540,346	306,188,408

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized (excluding 30,000,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	—	—
Class B common stock. $0.0001 par value, 50,000,000 shares authorized; 7,500,000 issued and outstanding as of June 30, 2023 and December 31, 2022	750	750
Additional paid in capital	—	—
Accumulated deficit	(17,979,448)	(16,935,207)
Total Stockholders’ Deficit	(17,978,698)	(16,934,457)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$313,629,397	$307,472,200

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$557,726	$263,380	$917,060	$615,801
Loss from operations	(557,726)	(263,380)	(917,060)	(615,801)

Other income (expense):
Change in fair value of forward purchase agreement liability	43,105	341,659	338,517	(38,381)
Change in fair value of subscription purchase agreement liability	318,612	—	(598,686)	—
Gain on marketable securities (net), dividends and interest on cash and marketable securities held in Trust Account	$3,607,144	61,838	6,916,363	92,350
Total other income, net	3,968,861	403,497	6,656,194	53,969

Income (Loss) before provision for income taxes	3,411,135	140,117	5,739,134	(561,832)
Provision for income taxes	(747,000)	—	(1,431,437)	—
Net income (loss)	$2,664,135	$140,117	$4,307,697	$(561,832)

Weighted average shares outstanding, Class A redeemable common stock	30,000,000	30,000,000	30,000,000	30,000,000
Basic and diluted net (loss) income per share, Class A redeemable common stock	$0.09	$0.00	$0.15	$(0.02)

Weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net (loss) income per share, Class B common stock	$0.00	$0.00	$(0.03)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A common stock subject to possible redemption		Class B common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	30,000,000	$306,188,408	7,500,000	$750	$—	$(16,935,207)	$(16,934,457)
Accretion of Class A common stock to redemption value	—	2,609,796	—	—	—	(2,609,796)	(2,609,796)
Net income	—	—	—	—	—	1,643,562	1,643,562
Balance — March 31, 2023	30,000,000	$308,798,204	7,500,000	$750	$—	$(17,901,441)	$(17,900,691)
Accretion of Class A common stock to redemption value	—	2,742,142	—	—	—	(2,742,142)	(2,742,142)
Net income	—	—	—	—	—	2,664,135	2,664,135
Balance — June 30, 2023	30,000,000	$311,540,346	7,500,000	$750	$—	$(17,979,448)	$(17,978,698)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A common stock subject to possible redemption		Class B common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	30,000,000	$303,000,000	7,500,000	$750	—	$(12,878,238)	$(12,877,488)
Accretion of Class A common Stock to Redemption Value	—	35,812	—	—	—	(35,812)	(35,812)
Net loss	—	—	—	—	—	(701,949)	(701,949)
Balance — March 31, 2022	30,000,000	$303,035,812	7,500,000	$750	—	$(13,615,999)	$(13,615,249)
Accretion of Class A common Stock to Redemption Value	—	61,838	—	—	—	(61,838)	(61,838)
Net income	—	—	—	—	—	140,117	140,117
Balance — June 30, 2022	30,000,000	$303,097,650	7,500,000	$750	—	$(13,537,720)	$(13,536,970)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$4,307,697	$(561,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of forward purchase agreement liability	(338,517)	38,381
Change in fair value of subscription purchase agreement liability	598,686	—
Gain on marketable securities (net), dividends and interest on cash and marketable securities held in Trust Account	(6,105,877)	(92,350)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,142)	(9,918)
Prepaid insurance	239,968	239,968
Prepaid income taxes	44,735	—
Income taxes payable	1,354,702	—
Accounts payable and accrued expenses	233,359	245,492
Net cash provided by (used in) operating activities	322,611	(140,259)

Cash Flows from Investing Activities:
Investments of cash into Trust Account	—	(16,603)
Proceeds from redemption of U.S. government securities held in Trust Account	310,537,998	303,035,557
Purchase of U.S. government securities	—	(303,018,954)
Purchase of marketable securities held in Trust Account	(310,861,483)	—
Net cash used in investing activities	(323,485)	—

Cash Flows from Financing Activities:
Proceeds from related party	1,270	—
Repayment of due to related parties	—	(192,374)
Net cash provided by (used in) financing activities	1,270	(192,374)

Net Change in Cash	396	(332,633)
Cash – Beginning of period	497,693	1,485,734
Cash – End of period	$498,089	$1,153,101

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A common stock to redemption value	$5,351,938	$97,650

Supplemental cash information:
Payment for income taxes	$32,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 25, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income from the proceeds derived from the IPO.

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

June 30, 2023

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The Company’s charter provides that it initially had until October 26, 2022, which was 12 months from the closing of the Initial Public Offering, to complete a Business Combination, but also provides the Company with the right to (a) extend such period of time by up to 3 months, up to four times (each, an “Optional Extension”) and (b) seek an extension of such time period to a later date pursuant to an amendment to the Company’s amended and restated certificate of incorporation (the period in which to complete an initial Business Combination, after giving effect to any extensions, being referred to as the “Combination Period”). In order to effect an Optional Extension, the Sponsor is required to give at least five days’ advance notice to the Company prior to the applicable deadline and then to deposit an additional $1,696,500 into the Company’s Trust Account for the benefit of the Company’s public stockholders, which amount may be drawn, in part, from the accrued interest held in the Trust, and deposited into the Trust. The Company’s board of directors, at the request of the Sponsor, has approved three Optional Extensions, such that the period of time available to the Company to consummate an initial Business Combination currently expires on July 26, 2023, and the Company retains one additional Extension Option to extend such date to October 26, 2023.  In connection with the exercise of each such Extension Option, the Company has deposited an additional $1,696,500 into the Trust Account for the benefit of the Company’s public stockholders, which amount was drawn, in part, from the accrued interest held in the Trust and deposited into the Trust. The Company’s charter allows distribution of accrued interest on the Trust Account to be withdrawn from the Company’s Trust Account for working capital purposes. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with the exercise of any Optional Extensions. The Sponsor is not obligated to extend the time for the Company to complete a Business Combination.

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

On April 13, 2023, the Company’s board of directors, at the request of the Sponsor, approved an extension of the period of time the Company has to consummate its initial business combination from April 26, 2023 to July 26, 2023. On April 18, 2023, in connection with such extension, the Sponsor and its affiliates or designees deposited an additional of $1,696,500 into the Company’s Trust Account, which amount was drawn, in part, from the accrued interest held in the Trust, and deposited into the Trust Account. On July 20, 2023, the Company issued a press release announcing the approval by the Company’s board of directors, at the request of M3-Brigade Sponsor III LP (the “Sponsor”), of an extension of the period of time the Company has to consummate its initial business combination until October 26, 2023 and an additional deposit of $1,696,500 was placed in the Company’s Trust Account on July 27, 2023, which amount was drawn, in part, from the accrued interest held in the Trust Account.

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

June 30, 2023

(Unaudited)

Recent Developments

Appointment of new members to Board of Directors

On November 1, 2022, the Company appointed two new members to its Board of Directors, each of whom was to be paid a fee of $125,000 for his services. Such fees were paid in full in December 2022.

Business Combination Agreement

On December 14, 2022, the Company (“MBSC”) entered into a Business Combination Agreement (as amended on April 21, 2023 and June 15, 2023, and as may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement"), by and among MBSC, Greenfire Resources Ltd., an Alberta corporation (“PubCo”), DE Greenfire Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of PubCo, 2476276 Alberta ULC, an Alberta corporation and a direct, wholly owned subsidiary of PubCo, and Greenfire Resources Inc., an Alberta corporation. The following description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is included as Annex A to the definitive proxy statement filed with the SEC on August 14, 2023. Capitalized terms used but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

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

June 30, 2023

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

Liquidity and Going Concern

At June 30, 2023, the Company had $498,089 of cash outside of the Trust Account and a working capital deficit of $3,187,385. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Additionally, related parties have paid certain offering and operating costs on behalf of the Company as needed. As of June 30, 2023 and December 31, 2022, the Company owed $20,747 and $19,477 respectively, to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, investment securities in the Company’s Trust Account consisted of U.S. government securities and mutual funds that invest primarily in U.S. government securities. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

During the three and six months ended June 30, 2023, the Company withdrew $1,646,500 of dividend and interest income from the Trust Account for payment of the extension fee. For the three and six months ended June 30, 2022, there were no withdrawal of interest income from the Trust account for payment of an extension fee.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in accumulated deficit. While the Trust Account balance is reduced by the actual tax payments and withdrawal for payment of working capital expenses, it is acceptable for Class A common stock subject to possible redemption balance to be reduced by the eligible tax expenses recorded (paid or unpaid) under the assumption that the accrued amount will be paid eventually, so such amount does not belong to the public investors. For the six months ended June 30, 2023, the Company recorded $6,916,373, in accretion related to Gain on marketable securities (net), dividends and interest on cash and marketable securities held in Trust Account and deposit made representing the payment for extension fee. Accretion attributable to the holders of the Class A common stock subject to possible redemption is reduced by $50,000 and $114,987 and $50,000 and $100,000 of franchise taxes payable for the three and six months ended June 30, 2023 and 2022, and $747,000 and $1,431,437 and $0 and $0 for the three and six months ended June 30, 2023 and 2022, respectively.

Net Income (Loss) Per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each of the periods, excluding common shares forfeited. The Company has not considered the effect of the 10,000,000 and 7,526,667 shares of Class A common stock issuable upon exercise of the public and private warrants, respectively, in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The net income (loss) per common share presented in the statements of operations is based upon the following:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022
Net income	$2,664,135	$140,117
Accretion of temporary equity to redemption value	(2,742,142)	(61,838)
Net (loss) income including accretion of temporary equity to redemption value	$(78,007)	$78,279

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Net income (loss)	$4,307,697	$(561,832)
Accretion of temporary equity to redemption value	(5,351,938)	(97,650)
Net loss including accretion of temporary equity to redemption value	$(1,044,241)	$(659,482)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income including accretion of temporary equity	$(62,406)	$(15,601)	$62,624	$15,656
Allocation of accretion of temporary equity to redemption value	2,742,142	—	61,838	—
Allocation of net (loss) income	$2,679,736	$(15,601)	$124,461	$15,656
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net (loss) income per share	$0.09	$0.00	$0.00	$0.00

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(835,392)	$(208,849)	$(527,586)	$(131,896)
Allocation of accretion of temporary equity to redemption value	5,351,938	—	97,650	—
Allocation of net income (loss)	$4,516,546	$(208,849)	$(429,936)	$(131,896)
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net income (loss) per share	$0.15	$(0.03)	$(0.02)	$(0.02)

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

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding.

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

The Company accounts for the Forward Purchase Agreement (“FPA Agreement”) as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the FPA Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. Accordingly, $0 and $338,517 has been ascribed to such liability as of June 30, 2023 and December 31, 2022, respectively.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Subscription Purchase Agreement Liability

On December 14, 2022, the Company entered into Subscription Purchase Agreements. The Company accounts for the Subscription Purchase Agreements as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Subscription Purchase Agreements is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. Accordingly, $1,924,301 and $1,325,615 has been ascribed to such liability as of June 30, 2023 and December 31, 2022, respectively.

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

Income Taxes

ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it, respectively.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year-to-date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 21.90% and 0% for the three months ended June 30, 2023 and 2022, respectively, and 24.94% and 0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in forward purchase agreement, subscription purchase agreement and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

June 30, 2023

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

Due to Related Parties

An affiliate of the Sponsor paid $192,374 of expenses on behalf of the Company prior to the Initial Public Offering. Such advances were to be repaid by the Company out of funds held outside the Trust Account and were repaid on March 30, 2022. As of June 30, 2023 and December 31, 2022, there were $20,747 and $19,477 outstanding balance under due to related parties, respectively.

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

The Company accounts for the Forward Purchase Agreement in accordance with the guidance in ASC 815-40 and accounts for such agreements as derivative liability. The liability is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. As of June 30, 2023 and December 31, 2022, the liability on account of the Forward Purchase Agreement was $0 and $338,517, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account and interest accrued on funds in the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account and any interest accrued on funds in the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account, other than such interest earnings, would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 5 — ACCRUED EXPENSES

The Company’s accrued expenses as of June 30, 2023 were comprised as follows:

Professional fees and expenses	$1,944,051
Delaware franchise tax	495,286
Other expenses	48,662
Total	$2,487,999

The Company’s accrued expenses as of December 31, 2022 were comprised as follows:

Professional fees and expenses	$1,853,293
Delaware franchise tax	380,299
Other expenses	21,048
Total	$2,254,640

Of such accrued expenses at June 30, 2023 and December 31, 2022, $150,517 are unpaid offering costs related to the Company’s IPO, respectively.

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

Underwriting Agreement

The Company granted the Underwriter a 45-day option from the date of Initial Public Offering to purchase up to 3,915,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. The underwriters partially exercised their over-allotment option, resulting in the purchase of an additional 3,900,000 Units, and the underwriters’ remaining over-allotment option expired unexercised on December 4, 2021.

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

Contingent Fee Arrangement

The Company entered into an agreement with a legal vendor to provide services in the event of a potential business combination. This agreement provides for payments of completion of due diligence and drafting of a definitive merger agreement, resulting in total payments of up to approximately $300,000 and is contingent and payable upon the completion of business combination. Additional fees will be payable to such legal vendor in the event that the initial business combination is satisfied, with the amount of such fees to be determined at that time based upon a variety of factors. As of June 30, 2023, no amount was accrued under this agreement.

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 7 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. At June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Proceeds at issuance date (October 26, 2021)	$300,000,000
Less:
Proceeds allocated to public warrants	(8,176,627)
Class A common stock issuance cost	(20,091,938)
Plus:
Accretion of carrying value to redemption value	34,456,973
Balance at December 31, 2022	306,188,408
Plus:
Accretion of carrying value to redemption value	2,609,796
Balance at March 31, 2023	308,798,204
Plus:
Accretion of carrying value to redemption value	2,742,142
Balance at June 30, 2023	$311,540,346

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, 30,000,000 shares of Class A common stock issued and outstanding. All such shares are presented outside of permanent equity since the shares are subject to possible redemption by the holders of Class A common stock.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

June 30, 2023

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

June 30, 2023

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

June 30, 2023

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

June 30, 2023

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

In order to finance transaction costs in connection with an intended initial business combination, the Company’s sponsor or an affiliate of the Company’s sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the Company’s initial business combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. There were no working capital loans outstanding as of June 30, 2023 and December 31, 2022.

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

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 9 — RECURRING FAIR VALUE MEASUREMENTS

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in U.S. government securities and in mutual funds that invest primarily in U.S. government securities and (in either such case) reported at fair value. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s Forward Purchase Agreement liability and subscription purchase agreement liability are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The fair value of the Forward Purchase Agreement liability is classified within Level 3 of the fair value hierarchy and a value of $0 and $338,517 has been ascribed to such liability at June 30, 2023 and December 31, 2022, respectively. The fair value of the subscription purchase agreement liability is classified within Level 3 of the fair value hierarchy and a $1,924,301 and $1,325,615 has been ascribed to such liability at June 30, 2023 and December 31, 2022, respectively.

The following table presents fair value information as of June 30, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	Level	June 30, 2023	December 31, 2022
Assets:
Investments and marketable securities held in Trust Account	1	$312,953,334	$306,523,972
Liabilities:
Forward purchase agreement liability	3	$—	$338,517
Subscription purchase agreement liability	3	$1,924,301	$1,325,615

Forward Purchase Agreement Liability

In order to calculate the fair value of the forward purchase agreement liability, the Company utilized the following inputs:

	June 30, 2023	December 31, 2022
Probability of business combination	95%	90%
Underlying common stock price	$10.45	$10.14
Risk-free rate	5.24%	3.99%
Unit purchase price	$10.00	$10.00
Estimated maturity date	09/01/2023	06/20/2023

M3-BRIGADE ACQUISITION III CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) liability:

FPA
Fair value as of January 1, 2023	$338,517
Change in fair value	(295,412)
Fair value as of March 31, 2023	$43,105
Change in fair value	(43,105)
Fair value as of June 30, 2023	$—

FPA
Fair value as of January 1, 2022	$—
Change in fair value	380,040
Fair value as of March 31, 2022	$380,040
Change in fair value	(341,659)
Fair value as of June 30, 2022	$38,381

The changes in the fair value of the forward purchase agreement liability for the three and six months ended June 30, 2023 are $43,105 and $338,517, respectively, and for the three and six months ended June 30, 2022 are $341,659 and $38,381, respectively.

Subscription Purchase Agreement Liability

In order to calculate the fair value of the subscription purchase agreement liability, the Company utilized the following inputs:

	June 30, 2023	December 31, 2022
Probability of business combination	95%	90%
Underlying common stock price	$10.45	$10.14
Risk-free rate	5.24%	3.99%
Unit purchase price	$10.10	10.10
Estimated maturity date	9/01/2023	6/20/2023

The following table presents the changes in the fair value of the subscription purchase agreement (“SPA”) liability:

SPA
Fair value as of January 1, 2023	$1,325,615
Change in fair value	917,298
Fair value as of March 31, 2023	$2,242,913
Change in fair value	(318,612)
Fair value as of June 30, 2023	$1,924,301

The changes in the fair value of the subscription purchase agreement liability for the three and six months ended June 30, 2023 are $318,612 and $598,686, respectively, and for the three and six months ended June 30, 2022 is $0.

There were no transfers between fair value levels during the periods ended June 30, 2023 and 2022.

NOTE 10 — SUBSEQUENT EVENTS

 The Company evaluated events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

On July 20, 2023, the Company issued a press release announcing the approval by the Company’s board of directors, at the request of M3-Brigade Sponsor III LP (the “Sponsor”), of an extension of the period of time the Company has to consummate its initial business combination until October 26, 2023. In connection with such extension, the Sponsor or its affiliates or designees are required deposit an additional $1,696,500 into the Company’s trust account, in part from the Company’s working capital, for the benefit of the Company’s public stockholders.

On July 27, 2023, the Company issued a press release announcing the receipt of a deposit of $1,696,500 into the Company’s trust account, in part from the Company’s working capital, for the benefit of the Company’s public stockholders. Pursuant to the Company’s amended and restated certificate of incorporation, the period of time the Company has to consummate its initial business combination has been extended until October 26, 2023.

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

Recent Developments

Appointment of new members to Board of Directors

On November 1, 2022, the Company appointed two new members to its Board of Directors, each of whom was to be paid a fee of $125,000 for his services. Such fees were paid in full in December 2022.

Business Combination Agreement

On December 14, 2022, the Company (“MBSC”) entered into a Business Combination Agreement (as amended on April 21, 2023 and June 15, 2023, and as may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement"), by and among MBSC, Greenfire Resources Ltd., an Alberta corporation (“PubCo”), DE Greenfire Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of PubCo, 2476276 Alberta ULC, an Alberta corporation and a direct, wholly owned subsidiary of PubCo, and Greenfire Resources Inc., an Alberta corporation. The following description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is included as Annex A to the definitive proxy statement filed with the SEC on August 14, 2023. Capitalized terms used but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 25, 2021 (inception) through June 30, 2023 were the search for a target company for a Business Combination and activities in connection with the Greenfire Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of dividend and interest income on cash and marketable securities held in trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $2,664,135, which consists of a change in fair value of forward purchase agreement liability of $43,105, dividend on cash and marketable securities held in trust account of $3,607,144 and change in fair value of subscription purchase agreement liability of $318,612 offset by operating and formation costs of $557,726 and provision for income taxes of $747,000.

For the six months ended June 30, 2023, we had a net income of $4,307,697, which consists of dividend on cash and marketable securities held in trust account of $6,916,363, offset by change in fair value of forward purchase agreement liability of $338,517, offset by change in fair value of subscription purchase agreement liability of $598,686, operating and formation costs of $917,060 and provision for income taxes of $1,431,437.

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

For the six months ended June 30, 2023, cash provided by operating activities was $322,611. Net income for the six months ended June 30, 2023 was $4,307,697 and was affected by dividends and interest on cash held in Trust Account of $6,916,363, change in fair value of forward purchase agreement liability of $338,517 and change in fair value of subscription purchase agreement liability of $598,686. Changes in operating assets and liabilities provided $1,860,622 of cash from operating activities.

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

As of June 30, 2023, we had cash and marketable securities held in the trust account of $312,953,334. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes and for working capital purposes. During the three and six months ended June 30, 2023, the Company withdrew $1,646,500 of dividend and interest income from the trust account for working capital and to pay taxes. During the three and six months ended June 30, 2022, the Company did not withdraw any dividend and interest income from the trust account for working capital and to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $498,089 outside of the trust account. We intend to use the funds held outside the trust account to pay taxes, with the excess amounts outside the trust account being used primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest. As of June 30, 2023 and December 31, 2022, there were no working capital loans outstanding.

An affiliate of the sponsor paid $192,374 of expenses on behalf of the Company prior to the Initial Public Offering. Such advances were to be repaid by the Company out of funds held outside the trust account and were repaid on March 30, 2022. As of June 30, 2023 and December 31, 2022, there were $20,747 and $19,477 outstanding balance under due to related parties, respectively.

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

Derivative Liabilities

Forward purchase agreement and subscription purchase agreement are accounted for as liabilities in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented as derivative liabilities on the June 30, 2023 and December 31, 2022 balance sheets. The derivative liabilities were measured at fair value at inception and on a recurring basis, which changes in fair values are presented within change in fair value of derivative liabilities in the statements of operations. In order to capture the market conditions associated with the forward purchase agreement and subscription purchase agreement derivative liabilities, the Company engaged third-party valuation firm to conduct valuation on these derivative liabilities using Probability Weighted Expected Return Method (“PWERM”). PWERM is a multistep process in which value is estimated on the probability-weighted present value of various future outcomes. Future security value under each scenario is estimated. Each outcome and related security values are weighted based on the probability of the outcome occurring. The security values are discounted back to the valuation date using appropriate discount rate.

The key inputs used for forward purchase agreement liability were as follow:

	June 30, 2023	December 31, 2022
Probability of business combination	95%	90%
Underlying common stock price	$10.45	$10.14
Risk-free rate	5.24%	3.99%
Unit purchase price	$10.00	$10.00
Estimated maturity date	09/01/2023	06/20/2023

The key inputs used for subscription purchase agreement liability were as follow:

	June 30, 2023	December 31, 2022
Probability of business combination	95%	90%
Underlying common stock price	$10.45	$10.14
Risk-free rate	5.24%	3.99%
Unit purchase price	$10.10	10.10
Estimated maturity date	9/01/2023	6/20/2023

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. They concluded that our disclosure controls and procedures were not effective as of June 30, 2023 as the material weaknesses in our (a) control environment which resulted in inadequate oversight over the performance of controls and our control activities due to a lack of sufficient personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements, which resulted in additional material weaknesses in our financial reporting process, specifically related to (b) a failure to properly design and implement controls over (i) the presentation of earnings per share and cash flow activity; (ii) complex accounting; and (iii) the review of third party valuations, all of which were previously identified and disclosed as of December 31, 2022 in our 2022 Annual report on Form 10-K and continue to exist as of June 30, 2023. During the first and second quarters of 2023, these material weaknesses resulted in a failure to detect errors in the valuation of the forward purchase agreement and subscription purchase agreement. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Except for the remediation plans in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

M3-BRIGADE ACQUISITION III CORP.

Date: August 18, 2023	By:	/s/ Mohsin Y. Meghji
	Name:	Mohsin Y. Meghji
	Title:	Executive Chairman

Date: August 18, 2023	By:	/s/ Christopher Good
	Name:	Christopher Good
	Title:	Chief Financial Officer